Form 10KSB
period 2008-03-31
Catalyst Ventures Inc
filed 2008-05-20
CIK 1416712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-KSB
_________________________

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-147529

CATALYST VENTURES INCORPORATED
(Exact name of registrant as specified in its charter)

1739 Creekstone Circle, San Jose, California 95133
(408)691-0806
(Address and Telephone Number of Registrant’s Principal
Executive Offices and Principal Place of Business)

Corporation Service Company
1201 Hays Street
Tallahassee, Florida 32301

(Former name, former address and former fiscal year,
if changed since last report)

Florida	26-1095171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1739 Creekstone Circle, San Jose, California	95133
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	408-272-1765

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $

Aggregate market value of the common stock held by non-affiliates of the Company as of May 16, 2008: $2,853,504

Number of shares of the registrant’s common stock outstanding as of May 19, 2008:  90,103,750shares of Common Stock.

Except as otherwise required by the context, all references in this prospectus to "we", "us”, "our", “Catalyst” or "Company" refer to the consolidated operations o f CATALYST VENTURES INCORPORATED, a Florida corporation.

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of Catalyst discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-KSB that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.
PART I

Item 1.     Description of Business.

Catalyst Ventures Inc. is an energy consulting company which intends to enter into agreements with numerous established, independent regional bulk fuel companies throughout North America.  To date we have been contracted by Oil and Gas Petroleum Corporation (“OGPC”) to provide managing consulting services.  OGPC engages in the trading, marketing and distribution of oil, gas, lubricants, and petroleum products in North and South America, Europe, Russia, South East Asia and Africa. We will work directly with OGPC to acquire, trade, and process natural and synthetic oil and gas products worldwide. We will provide expertise in the technical and economic analysis of oil, gas and petroleum projects and activities.  OGPC's main offices are located in New York City, with a main European office in Zurich, the corporate affairs of Diamante are in Switzerland, and the office of Matrix Development is in Baton Rouge. International satellite offices are located in the key financial areas of United Kingdom, France, and Singapore. UniNeft, Ltd. (UNI) is an exporter of oil and gas and petroleum fuel products and distributor of heavy construction equipment and upstream and upstream equipment to Russia and former CIS countries. Delta Oil, Ltd. (DELTA) is a manufacturer and distributor of scientifically engineered lubricants and mineral oils to the oil and gas industry, industrial, marine, and military sectors. PetroGaz S.A. (PETRO) operating in Paris, France, marketing and distributing fuels to the US military in Europe and NATO forces. D Fuel, Ltd. (DFL) is a Singapore trading house of Russian and European fuels to Asia.

On September 25, 2007, we signed a Memorandum of Understanding whereby, in return for an equity/debt investment of $200,000 (two hundred thousand dollars) made by us, we will be entitled to 4% (four percent) of the gross profits generated for OGPC for a period no longer than 60 (sixty) months and a return no greater than $400,000 (four hundred thousand dollars) concerning a transaction which OGPC was in the process of finalizing. Upon the first successful payment made to OGPC on the transaction, an initial payment of $200,000 (two hundred thousand dollars) plus an additional $70,000 (seventy thousand dollars) totaling $270,000 (two hundred seventy thousand dollars) will be paid by OGPC to us.  Monthly payments of 15% (fifteen percent) of the net monthly profits will be made until all of the $270,000 (two hundred seventy thousand dollars) is repaid to us. Catalyst Ventures will provide consulting services to OGPC in the area of ongoing energy commodities trading.

The $200,000 (two hundred thousand dollars) investment shall also entitle us to an equity stake in OGPC equal to 4% (four percent) of the total shares and value of OGPC. At the time the Memorandum of Understanding was signed, OGPC had 5,000,000 (five million) shares currently issued with a par value of $5.00 (five dollars) a share, and OGPC had no outstanding liens or present outstanding debts.

In addition, we will be provided warrants for an exit and immediate payout in cash. The warrants are to remain in full force as an option for us and shall endure for a period of no less than 12 (twelve) months upon the first cash settlement for $270,000 (two hundred seventy thousand dollars) and shall remain in full force for a period of no less than 12 (twelve) months with compensation to be capped or maximized at $400,000 (four hundred thousand dollars) according to contractual obligations for the sale of one transaction of crude or refined petroleum products.

Upon the first transaction of funds made available from the sale of the crude or refined petroleum products, we shall be paid a portion of the investment by Daniel Correa of OGPC in the amount of $25,000 (twenty-five thousand dollars) of net profits as fully earned commission. Then for the proceeding months, maxed out at 60 (sixty) months or a maximum cash return of $400,000 (four hundred thousand dollars), we shall receive no less than 4% (four percent) of the gross revenues of the said crude or refined petroleum product contract.

Our primary objectives are to: integrate our products and services into desired marketplaces; utilize our technology and products to gain market share; resell this technology and its required support services; provide our clients with high-quality products and services while maintaining high profitability. The keys to OGPC’s success are as follows: Strategic business ventures with investment firms, investors, field licensors, producers and refineries; diverse portfolio of subsidiaries with products with minimal risk factors and high profitability; structured Partnerships and Contracts, Leases, and Equity Joint-Partnership Ventures; the company's commitment to the energy resource industry.

On September 25, 2007, the Company signed a Memorandum of Understanding whereby, in return for a debt/equity investment of $200,000 we will be entitled to 4% (four percent) of the gross profits generated for Oil and Gas Petroleum Corporation (OGPC) for a period no longer than five years and a return no greater than $400,000 concerning a certain transaction which OGPC was in the process of finalizing. Upon the first successful payment made to OGPC on the transaction, an initial payment of $200,000 plus an additional $70,000 totaling $270,000 will be paid by OGPC to the Company.  Monthly payments of 15% (fifteen percent) of the net monthly profits will be made until all of the $270,000 is repaid.  Catalyst Ventures will provide consulting services to OGPC in the area of ongoing energy commodities trading.

The $200,000 investment shall also entitle the Company to an equity stake in OGPC equal to 4% (four percent) of the total shares and value of OGPC. At the time the Memorandum of Understanding was signed, OGPC had 5,000,000 (five million) shares currently issued with a par value of $5.00 (five dollars) a share, and OGPC had no outstanding liens or present outstanding debts.  The Company will be entitled to 4% of the net profits of OGPC.

In addition, we will be provided warrants for an exit and immediate payout in cash. The warrants are to remain in full force as an option for the Company and shall endure for a period of no less than one year upon the first cash settlement for $270,000 and shall remain in full force for a period of no less than one year with compensation to be capped or maximized at $400,000 according to contractual obligations for the sale of one transaction of crude or refined petroleum products.

Upon the first transaction of funds made available from the sale of the crude or refined petroleum products, the Company shall be paid a portion of the investment by Daniel Correa of OGPC in the amount of $25,000 of net profits as fully earned commission. Then for the proceeding months, maxed out at five years or a maximum cash return of $400,000, we shall receive no less than 4% (four percent) of the gross revenues of the said crude or refined petroleum product contract.

As of December 31, 2007, the Company has paid $100,000 for this debt/equity investment, which has been recorded as a deposit on investments.

OGPC's corporate offices are located in New York in the financial district, across from the NYSE, with satellite offices in Zurich and subsidiaries in Moscow, London, and Paris. OGPC is dedicated to providing oil, gas, fuels, bitumen, and petrochemicals to the governmental, military, refineries, marine, aviation, chemical, manufacturing, and logistics and transportation industries. OGPC has signed a contract with us which will provide OGPC with management consulting services in order for the company to go public.

Catalyst Ventures Incorporated will focus its services on the North American Global Energy Market. The Quebec and Ontario markets are becoming increasingly integrated with significant Quebec production being transported to Toronto via the Trans Northern pipeline. Quebec also serves as a gateway to Ontario for imported product from offshore. Although Quebec is a large net importer, much of that product is ultimately consumed in Ontario. Since March 2005, Ontario has become a large net importer of petroleum products. During normal times, Ontario is short both gasoline and diesel fuel. Last year, imports and transfers from other provinces (mainly Quebec), accounted for more than 35% of gasoline sales and 30% of distillate sales. Most of this product comes from Quebec via the Trans-Northern Pipeline. Atlantic Canada on the other hand, continues to produce in excess of demand, and exports a significant volume of product to the U.S. Northeast.

Market Trends

There are many market trends which are speeding up the emergence of the bio-refining industry. Key concepts are sustainability and the "triple bottom line" - paying attention to not only the economic but also the environmental and social aspects in all business activities. Most companies, organizations, and individuals would probably characterize the perceived benefits of bio-refineries using at least one of the following: develop chemicals, transportation and other fuels, and energy from renewable sources; increase the feedstock independence of North America (for fuels and chemicals); provide favorable effects on conservation, public health, and the environment; create jobs and enhance the economic development of the rural economy.

These four points are closely linked to the concepts of sustainability and the triple bottom line. For long-term sustainability, using renewable resources is the only choice, since fossil fuels are essentially never replenished. Competition in the petroleum industry is normally assessed using the traditional tools of antitrust analysis. The expectation is that markets will remain competitive, prices will stay relatively stable, and the exercise of market power will be blocked if proposed mergers are approved only when it can be shown that the merged firms will not gain excessive control. Divestitures are sometimes required to meet these conditions. We seek to establish a competitive edge in its new target market segment by increasing the level of customer contact and service that other competitors seem to frequently lack. Additionally, we possess with OGPC the necessary skills to produce the high quality products that are needed in the petroleum products industry. The establishment of the previously mentioned work processes that will ensure greater service will strengthen the contacts that promote word of mouth marketing and networking.

We attract customers by offering competitive pricing and maintain our customer base by offering monthly discounted sales on spot and long term contracts, while focusing on delivering products from worldwide producers and refineries. We will not only sell the products that OGPC offers, we will sell our own experience as well as OGPC's past experience, knowledge and reputation. We will also sell our ability to act as an ally by providing service and support and providing them with the products they need, all year long.

Item 2.     Description of Property.

Our principal executive office location and mailing address is 1739 Creekstone Circle, San Jose, CA 95133. Currently, this space is sufficient to meet our needs; however, if we expand our business to a significant degree, we will have to find a larger space.

Item 3.     Legal Proceedings.

There are no legal proceedings pending or threatened against us.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.

Our common stock is listed on the OTC Bulletin Board system under the symbol “CTLV”since January 17, 2008.  As of May 19, 2008 the company has yet to commence trading on the OTCBB.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Item 6.      Management’s Discussion and Analysis or Plan of Operations.

This section of the Registration Statement includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

First Quarter 2008:

We have brokerage sale arrangements with other companies and do not actually recognize revenues from selling any petroleum products under these arrangements.  However, we   generate fees from our current clients and we will continue to seek out opportunities to enter into new broker agreements representing companies with products focused on various forms of gas, diesel, gasoline, and raw crude.   We receive for services under our broker agreements, a basic commission on net proceeds of the products sold by the Principal. "Net Receipts" for the purposes of this agreement, is defined as Gross Receipts, less returns and cash discounts.

During this period we will continue to strengthen our distribution base, broaden our specialized broker relationships and generate fees from the brokerage arrangements.

During this quarter, we may begin to review potential acquisitions and seek investment partners in order to raise the necessary funds to acquire any operating business. At this time we have not located any specific such investment partners but such partners may include banks, investment funds and broker-dealers.

Second Quarter 2008:

We intend to implement our sales and marketing efforts discussed above by preparing sales materials and management's attendance at various industry shows with an emphasis on petroleum products. We will also initiate our program to create alliances with other brokerage firms to increase our revenue base and broaden our service offerings.

Third Quarter 2008:

We will continue to seek out opportunities to expand our operations and intend to enhance our capabilities by adding personnel or entering into joint ventures with other petroleum brokerage firms. We intend to raise an additional $100,000,000 through debt or equity financing to support our efforts to hire additional consulting staff during this period.

In addition, we will continue to pursue potential acquisitions and if we have executed a purchase agreement to acquire a business we will work with an investment partner to raise the necessary financing to consummate the acquisition.

Fourth Quarter 2008:

If we have not already completed the financing transaction during the last quarter, we intend to close on such additional financing for working capital and corporate overhead. We will also take steps to increase our management staff during this period; specifically seeking personnel who will broaden our current service offerings with a key emphasis on sales and marketing. We intend to actively recruit new board members with appropriate experience to guide the Company's growth plans.

We have not, nor has any of our management, affiliates or representatives, as of the date of the prospectus, taken any steps toward locating or consummating a business combination transaction. Our business is not dependent on the successful completion of any acquisitions and we anticipate that if we acquire operating entities we will provide our broker, marketing and sales expertise and services to such acquired entity to improve their performance and thereby increasing the value of these subsidiaries and our common stock. We have not identified any specific type of business or any specific industry in which we would seek to acquire and we have not taken any actions with respect to any potential acquisitions. The purpose of any acquisitions by us would be to acquire businesses that our management believes they can make more profitable and therefore increase our value.

In summary, we should be generating sales revenues from our initial product line introduction within 150 days of the completion of our private placement, which concluded September 2007, up to a maximum of 210 days. If we are unable to generate sufficient distribution, we may have to suspend or cease our efforts. If we cease our previously stated efforts, we do not have plans to pursue other business opportunities.

Limited Operating History

We have generated less than one full year of financial information and have not previously demonstrated that we will be able to expand our business through an increased investment in our product line and/or marketing efforts. We cannot guarantee that the expansion efforts described in this Registration Statement will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our new products and/or sales methods.

If financing is not available on satisfactory terms, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.

Results of Operations

For the period from inception through December 31, 2007, we had no revenue. Expenses for the period totaled $2,853,504 resulting in a loss of $2,853,504. Expenses of $2,853,504 for the period consisted of $224,437 for general and administrative expenses, $2,400,000 for executive compensation, $812 for depreciation expense, $143,200 for failed acquisition expense, $55,000 for consulting expense and $30,055 for interest expense.

Capital Resources and Liquidity

As of December 31, 2007 we had $25,950 in cash.

The Company’s current liabilities exceed its current assets by $2,824,066 as of December 31, 2007.

We believe we can satisfy our cash requirements for the next twelve months with our current cash and expected revenues. However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our profit, revenue, and growth goals.

We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $1,000,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

 In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Item 7.     Financial Statements.

CATALYST VENTURES INCORPORATED
(A Development Stage Company)
FINANCIAL STATEMENTS
December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Catalyst Ventures Incorporated
San Jose, California

We have audited the accompanying balance sheet of Catalyst Ventures Incorporated (a Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders’ deficit, and cash flows for the period September 17, 2007 (Inception) to December 31, 2007.  These financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Catalyst Ventures Incorporated as of December 31, 2007, and the results of its activities and cash flows for the period September 17, 2007 (Inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the financial statements, the company has incurred losses from operations during the period ended December 31, 2007 and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC

May 12, 2008
Las Vegas, Nevada

Catalyst Ventures Incorporated
(A Development Stage Company)
Balance Sheet

December 31, 2007

Assets

Current assets:
Cash	$25,950
Total current assets	25,950

Property and equipment (net of depreciation)	812

Other assets:
Deposit on investment	100,000

Deferred acquistion costs	6,000

$132,762

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$8,000
Accrued expense reimbursement - related party	214,732
Notes payable - related party	127,498
Accrued interest payable - related party	30,055
Accrued executive compensation	2,400,000
Accrued payroll taxes	69,731
Total current liabilities	2,850,016

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.001 par value, 10,000,000 shares	-
authorized, no shares issued or outstanding
Common stock, $.001 par value, 100,000,000 shares
authorized, 55,047,000 shares issued and outstanding	55,047
Additional paid in capital	46,953
Common stock payable	34,250
Deficit accumulated during development stage	(2,853,504)
(2,717,254)

$132,762

The accompanying notes are an integral part of these financial statements

Catalyst Ventures Incorporated
(A Development Stage Company)
Statement of Operations

For the period
September 17, 2007
(inception) to
December 31, 2007

Income	$-

Expenses
Consulting expenses - related party	55,000
Failed acquisition costs	143,200
Executive compensation	2,400,000
Depreciation expense	812
General & administrative expenses	224,437
Total expenses	2,823,449

Net operating loss	(2,823,449)

Other (expense)
Interest expense - related party	30,055
Total other (expense)	30,055

Net loss before provision for income taxes	(2,853,504)

Provision for income taxes	-

Net loss	$(2,853,504)

Weighted average number of common
shares outstanding - basic and fully diluted	55,041,181

Net loss per share - basic and fully diluted	$(0.05)

The accompanying notes are an integral part of these financial statements

Catalyst Ventures Incorporated
(A Development Stage Company)
Statement of Stockholders' Deficit

					Deficit
					Accumulated
			Additional	Common	During	Total
	Common Stock		Paid-In	Stock	Development	Stockholders'
	Shares	Amount	Capital	Payable	Stage	Deficit

Shares issued for services - September 17, 2007	55,000,000	$55,000	$-	$-	$-	$55,000

Shares issued for cash - September 30, 2007	47,000	47	46,953			47,000

Cash received for common stock payable				34,250		34,250

Net loss for the period
September 17, 2007 (inception)
to December 31, 2007	-	-	-	-	(2,853,504)	(2,853,504)

Balance, December 31, 2007	55,047,000	$55,047	$46,953	$34,250	$(2,853,504)	$(2,717,254)

The accompanying notes are an integral part of these financial statements

Catalyst Ventures Incorporated
(A Development Stage Company)
Statement of Cash Flows

For the period
September 17, 2007
(inception) to
December 31, 2007

Cash flows from operating activities

Net loss	$(2,853,504)

Adjustments to reconcile net loss to
net cash used by operating activities:
Shares issued for services	55,000
Depreciation expense	812

Changes in operating assets and liabilities:
Increase in accounts payable	8,000
Increase in accrued expense reimbursement - related party	214,732
Increase in accrued interest payable - related party	30,055
Increase in accrued executive compensation	2,400,000
Increase in accrued payroll taxes	69,731
Net cash used by operating activities	(75,174)

Cash flows from investing activities
Increase in property and equipment	(1,624)
Increase in deferred acquisition costs	(6,000)
Increase in investment	(100,000)
Net cash used by investing activities	(107,624)

Cash flows from financing activities
Proceeds from notes payable - related party	145,998
Payments on notes payable - related party	(18,500)
Proceeds from sales of common stock	81,250
Net cash provided from financing activities	208,748

Net increase in cash	25,950

Cash - beginning	-

Cash - ending	$25,950

Supplemental disclosures:
Interest paid	$-
Income taxes paid	$-

Non-cash transactions:
Common stock issued for services	$55,000

The accompanying notes are an integral part of these financial statements

Catalyst Ventures Incorporated
(A Development Stage Company)
Notes to Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies

Description of Business
Catalyst Ventures Incorporated (A Development Stage Company) (hereafter the “Company”) was organized September 17, 2007 (Date of Inception) under the laws of the State of Florida, as Catalyst Ventures Incorporated.  The Company is authorized to issue 10,000,000 shares of its $.001 par value preferred stock and 100,000,000 shares of its $.001 par value common stock.

The business of the Company is a business consulting firm focusing in the energy industry.  The Company has no operations and in accordance with Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”, the Company is considered a development stage company.

Cash and Equivalents
For the purpose of the statement of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2007.

Investments
Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting.  Under this method, the Company’s share of the earnings or losses of such Investee companies is not included in the Balance Sheet or Statement of Operations.  However, impairment charges are recognized in the Statement of Operations.  If circumstances suggest that the value of the Investee company has subsequently recovered, such recovery is not recorded.

When a cost method Investee company initially qualifies for use of the equity method, the Company’s carrying value is adjusted for the Company’s share of the past results of the Investee’s operations.  Therefore, prior losses could significantly decrease the Company’s carrying value in that Investee company at that time.

The Company has not reviewed its investment for impairment as of December 31, 2007 because the deposit on investment occurred during the period ended.  The Company plans to review for impairment in one year from the date of acquisition.

Revenue Recognition
The Company has not recognized any revenues to date.  The Company will recognize revenues from consulting engagements when all of the following criteria for revenue recognition have been met; pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured.  The Company will primarily derive its revenue from business consulting.

Catalyst Ventures Incorporated
(A Development Stage Company)
Notes to Financial Statements

Stock-based compensation
The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of its employee stock option awards.  SFAS-123R eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB-25), Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method.  The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Dividends
The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Loss per Common Share
The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the statement of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock.  For the period ended December 31, 2007, the denominator in the diluted EPS computation is the same as the denominator for basic EPS because the Company has no stock options and warrants outstanding.

Income Taxes
The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (SFAS No. 109) for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Fair Value of Financial Instruments
The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis in the accompanying balance sheet.  The Company’s financial instruments consist of cash and payables.  The carrying amounts of the Company’s financial instruments approximate their fair values as of December 31, 2007 due to their short-term nature.

Catalyst Ventures Incorporated
(A Development Stage Company)
Notes to Financial Statements

Recent accounting pronouncements
In July 2006, FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 utilizes a two-step approach for evaluating tax positions.  Step one, Recognition, occurs when a company concludes that a tax position is more likely than not to be sustained upon examination, Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement.  FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle to be recorded as an adjustment to the beginning balance of retained earnings.  The Company has adopted the provisions of FIN 48 and the adoption of this standard did not have an impact on the financial position or the results of the Company’s operations.
In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of SFAS 157 will change current practice.  The provisions of SFAS 157 are effective as of the beginning of the Company’s 2009 fiscal year.  The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (SAB 108).  SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements.  SAB 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.  The guidance is applicable for fiscal years ended after November 15, 2006.  The Company has adopted the provisions of SAB 108 and the adoption of this standard did not have an impact on the financial position or the results of the Company’s operations.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating SFAS 159 to determine its impact on its financial position, results of operations or cash flows.

Fiscal Year End
The Company’s fiscal year end is December 31.

Catalyst Ventures Incorporated
(A Development Stage Company)
Notes to Financial Statements

Note 2:  Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $2,853,504 for the period of September 17, 2007 (Inception) to December 31, 2007.  The Company’s current liabilities exceed its current assets by $2,824,066 as of December 31, 2007.

These conditions give rise to doubt about the Company’s ability to continue as a going concern.  These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as going concern.  The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

Management’s plan, in this regard, is to raise financing of approximately $100,000,000 through a combination of equity and debt financing.  Management believes this amount will be sufficient to finance the continuing development for the next twelve months.  However, there is no assurance that the Company will be successful in raising such financing.  As of the date of these financial statements the Company has not secured a firm commitment under its $100,000,000 financing plan.

Note 3: Deposit on Investment

On September 25, 2007 the Company signed a Memorandum of Understanding whereby, in return for a debt/equity investment of $200,000 in Oil & Gas Petroleum Corporation (“OGPC”), the Company will earn 4% of the gross profits generated for OGPC under a certain transaction which OGPC was in the process of finalizing.  The Company will earn 4% for all related sales made within the first five years of the agreement up to a maximum commission earned of $400,000.  Upon receipt of the first payment to OGPC on the transaction; (1) an initial payment of $25,000 will be paid by Daniel Correa, the chief executive officer of OGPC to the Company; and (2) the Company will begin to be paid monthly payments equal to 15% of prior month’s net profits.

The $200,000 investment shall also entitle the Company to 200,000 shares of restricted voting common stock in OGPC.   The stock issued to the Company is restricted in that the Company can not sell, transfer or otherwise convey the common stock without the prior written approval of OGPC.

As of December 31, 2007 the Company has paid $100,000 for the Debt/Equity Investment. The transaction being negotiated by OGPC had not been finalized as of December 31, 2007.

Note 4:  Accrued expense reimbursement – Related Party

The Board of Directors of the Company approved the reimbursement to Kenneth Green, an officer and director of the Company of costs and expenses paid by Mr. Green on behalf of the Company totaling $214,732.  The reimbursement relates to costs and expenses paid by Mr. Green prior to the organization of the Company including costs and expenses associated with a failed acquisition.  The total liability bears interest at 10% per annum with accrued interest totaling $26,097 as of December 31, 2007.  See also Notes 5 and 8.

Catalyst Ventures Incorporated
(A Development Stage Company)
Notes to Financial Statements

Note 5: Note Payable – Related Party

On September 18, 2007, the Company entered into a line of credit promissory note with Kenneth Green, an officer and director of the Company.  The note is due upon demand and bears interest at 10% per annum.  During the period of September 17, 2007 (Inception) to December 31, 2007, Mr. Green has advanced a total of $145,998 to the Company of which the Company has repaid a total of $18,500.  The note has accrued interest totaling $3,958 through December 31, 2007.

Note 6: Other Related Party Transactions

On September 17, 2007, the Company hired Kenneth Green to serve as the President of the Company.  Mr. Green will be paid an annual salary of $400,000.  Mr. Green will also be paid an annual director’s fees of $200,000.

On September 17, 2007, the Company hired Patricia Hendricks to serve as the Secretary and Treasurer of the Company.  Ms. Hendricks will be paid an annual salary of $100,000.  Ms. Hendricks is also be paid an annual director’s fees of $100,000.

The Board of Directors of the Company authorized payments to Mr. Green and Ms. Hendricks of both the annual salary and director fees for years 2005, 2006 and 2007.  Accordingly the Company has accrued executive compensation totaling $2,400,000 and the associated payroll taxes of approximately $69,731 as of December 31, 2007.

Note 7: Equity

On September 17, 2007, the Company issued 55,000,000 shares of restricted stock in exchange for consulting services rendered valued at $55,000.  The common stock was issued to entities that are controlled and owned by the officers and directors.  The shares were valued at the fair value of the services.

On September 30, 2007, the Company issued 47,000 shares of our common stock in exchange for a subscription receivable of $47,000.  On October 3, 2007, the Company received $47,000 and reduced its subscription receivable balance.

In December 2007, the Company received $34,250 in payment of subscriptions for 34,250 shares of common stock.  The shares of common stock were issued January 18, 2008.  The Company recorded a common stock payable for the $34,250.

Note 8: Failed Acquisition Costs

During 2006 and 2007 Ken Green, an officer and director of the Company incurred approximately $66,200 in consulting and legal fees pursuing the acquisition of a company within the energy industry.  A total of $77,000 in deposits was advanced to the targeted acquisition.  Upon the conclusion of the negotiations and the due diligence processes it was determined that it was not in the best interest of the Company to make the acquisition.  The total of $143,200 in fees and deposits has been recorded as a reimbursement payable to Ken Green and expensed as failed acquisition costs.

Catalyst Ventures Incorporated
(A Development Stage Company)
Notes to Financial Statements

Note 9: Deferred Acquisition Cost

The Company is in the process of acquiring Stephens Oil Company Incorporated, Aviation Atlanta Incorporated and Ingram Flying Service, Incorporated and in April 2008 executed buy/sell agreements with each of three companies, see Note 10, Subsequent Events.  As a part of the negotiations for these acquisitions the Company has paid legal fees associated with the efforts totaling $6,000.

Note 10: Subsequent Events

In April 2008 the Company executed a buy/sell agreement with Stephens Oil Company Incorporated (“SOCI”) wherein the Company agreed to exchange 905,000 shares of its common stock for all of the issued and outstanding voting common stock of SOCI.  The Company may elect, in lieu of a stock for stock exchange, to purchase all of the issued and outstanding voting common stock of SOCI for $905,000.  Further the Company has an option to purchase certain real property associated with the operations of SOCI for the properties fair market value as established by independent MAI appraisal.  The agreement provides for a closing date in October 2008 and is contingent only upon the receipt and review by the Company of audited financial statements of SOCI.

Also in April 2008 the Company executed a buy/sell agreement with Aviation Atlanta Incorporated (“AAI”) wherein the Company agreed to exchange 3,000,000 shares of its common stock for all of the issued and outstanding voting common stock of AAI.  The Company may elect, in lieu of a stock for stock exchange, to purchase all of the issued and outstanding voting common stock of AAI for $3,000,000.  The agreement provides for a closing date in October 2008 and is contingent only upon the receipt and review by the Company of audited financial statements of AAI.

Also in April 2008 the Company executed a buy/sell agreement with Ingram Flying Service, Incorporated (“IFSI”) wherein the Company agreed to exchange 900,000 shares of its common stock for all of the issued and outstanding voting common stock of IFSI.  The Company may elect, in lieu of a stock for stock exchange, to purchase all of the issued and outstanding voting common stock of IFSI for $900,000.  The agreement provides for a closing date in October 2008 and is contingent upon both the receipt and review by the Company of audited financial statement of IFSI and approval by the City Council of Dalhart, Texas of the transaction.

On December 5, 2007 and March 8, 2008 the Company entered into six contracts to provide professional services in return for totals of 20,000,000 and 10,000,000 shares of restricted common stock respectively.  All of the agreements have been assigned an effective date concurrent with the date of issuance of the stock which is March 18, 2008.  The stock has been valued at $.75 (seventy five cents) per share, as the estimated fair market value of the common stock.  Accordingly on March 18, 2008, $22,500,000 in prepaid professional fee contracts was recorded on the books of the Company.  The prepaids will be amortized over the lives of the contracts which bear either one year or five years terms.  The agreements provide for the development and implementation of advertising and marketing programs and concurrent efforts at business development.

Included in the six contracts discussed above, the Company entered into a professional services contract with Catalyst Financial Group, Inc. (“CFGI”) wherein for a term of five years CFGI will provide the company with business development and executive corporate strategic planning.  The Company issued 5,000,000 of restricted common stock as compensation for the services to be performed.  Kenneth Green is the Chief Executive Officer, director and shareholder of CFGI.

On April 11, 2008, the Company approved the issuance 5,000,000 shares of restricted common stock as consideration for a five year consulting agreement.  The agreement has been assigned an effective day concurrent with the date of issuance of the stock which is April, 17, 2008.  The stock ahs been valued $.75 (seventy five cents) per share, as the estimate fair market value of the common stock.  Accordingly on April 17, 2008, $3,750,000 in prepaid professional fees was recorded on the books of the Company.  The prepaid will be amortized over the life of the agreement which is five years.  The agreement provides that the consultant will provide Civil Reserve Air Fleet Cargo operations on behalf of the Company.

Item 8.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007.

Item 8B.     Other Information.

None.

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our executive officer’s and director’s and their respective ages as of November 19, 2007 are as follows:

NAME	AGE	POSITION

Kenneth Green	48	Founder, Chairman, and CEO, Director
Patricia Hendricks	69	Secretary/Treasurer and Director
Alan Mencin	50	Alan will begin his employment with the Company on April 1, 2008 as SVP of Business Development, Strategic Alliances, and Emerging Energy/Environmental Technologies

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Kenneth Green

Mr. Green received his MBA from the University of Phoenix. He has been working on the Capital Ventures, Inc. project for the majority of the past five years. During this time he has also provided consulting services to several middle market companies. Since 2003, he has worked primarily for Airlift International, Inc, and Catalyst Financial Group, to arrange the acquisition of several of the companies for which he had/has been consulting. Mr. Green Specializes in marketing, sales, business analysis, organizational management, information systems implementation, and strategic alliances for charter airline operations, FBO's, commercial fuel distributors, commercial construction operations, automobile dealers, automobile parts distributors, aviation parts distributors, and other middle market operations.

Patricia Hendricks

Pat Hendricks retired from Ford Motor Company in January 1999. She has since been focused upon her family and travel. She was recruited by Kenneth Green in 2003, to assist him in the formation, and management of several companies, including Catalyst Ventures, Inc. From 2003 to present, she has served as Secretary/Treasurer, and Director, or General Partner, on each of the companies formed:  Airlift International, Inc; Catalyst Holding Group, LLLP; Catalyst Financial Group, Inc; Catalyst Ventures, Inc.; and Pegasus Motorsports, LLLP.

 Alan Jay Mencin

Mr. Mencin received his MBA from the University of Denver. Since 1994, Mr. Mencin has owned and operated Mencin & Associates, an information technology consulting and service business. The firm provides consulting in the fields of business management, engineering, network systems, and mathematics to a variety of industries.  These industries have included oil and gas, mining, geophysics, chemical engineering, not-for-profits, accident investigation, computer science and real estate.

Additionally, Mr. Mencin has worked with an engineering firm named Harris Group as a Project Manager/ Financial Consultant in the areas of bio-fuels and alternative energy.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Item 10.    Executive Compensation.

Summary Compensation Table

Compensation of Executive Officers

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the period ended September 30, 2007 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Kenneth Green Founder, Chairman, and CEO	2007	$1,800,000	0	54,000	0	0	0	0	$1,854,000

Patricia Hendricks, Secretary/Treasurer, and Director	2007	$600,000	0	1,000	0	0	0	0	$601,000

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2007.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending September 30, 2007, by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors as services for serving on the board of directors.

Employment Agreements

We do not have any employment agreements in place with our officers or directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten (10%) percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were timely filed as of the date of this filing.

AVAILABLE INFORMATION

We have filed a registration statement on Form SB-2 under the Securities Act of 1933 with the Securities and Exchange Commission with respect to the shares of our common stock offered through this prospectus. This prospectus is filed as a part of that registration statement and does not contain all of the information contained in the registration statement and exhibits. We refer you to our registration statement and each exhibit attached to it for a more complete description of matters involving us, and the statements we have made in this prospectus are qualified in their entirety by reference to these additional materials. You may inspect the registration statement and exhibits and schedules filed with the Securities and Exchange Commission at the Commission’s principal office in Washington, D.C. Copies of all or any part of the registration statement may be obtained from the Public Reference Section of the Securities and Exchange Commission, 100 F Street NE, Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy statements and information regarding registrants that file electronically with the Commission. In addition, we will file electronic versions of our annual and quarterly reports on the Commission’s Electronic Data Gathering Analysis and Retrieval, or EDGAR System. Our registration statement and the referenced exhibits can also be found on this site as well as our quarterly and annual reports. We will not send the annual report to our shareholders unless requested by the individual shareholders.

Item 11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of December 31, 2007 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Catalyst Holding Group, LLLP(2) 1739 Creekstone Circle San Jose, CA 95133	51,000,000	92.65%

Common Stock	Catalyst Fund, LLLP (3) 1739 Creekstone Circle San Jose, CA 95133	1,000,000	1.82%

Common Stock	Pegasus Motorsports, LLLP (4) 1739 Creekstone Circle San Jose, CA 95133	1,000,000	1.82%

Common Stock	Schwartz LLLP (5) 1111 Ribisi Circle San Jose, CA 95133	1,000,000	1.82%

Common Stock	Airlift International, Inc. 1739 Creekstone Circle San Jose, CA 95133	1,000,000	1.82

Common Stock	Kenneth Green (6) 1739 Creekstone Circle San Jose, CA 95133	54,000,000	98.09%

Common Stock	Patricia Hendricks (5) 1111 Ribisi Circle San Jose, CA 95131	1,000,000	1.82%
Common Stock	All executive officers and directors as a group	55,000,000	99.91%

(1)	The percent of class is based 55,047,000 shares of our common stock issued and outstanding as of October 30, 2007.
(2)
Catalyst Holding Group, LLLP is the family limited partnership of Kenneth Green; Patricia Hendricks is the founding Secretary/Treasurer and Director; Alan Mencin is the SVP of Business Development, Strategic Alliances, and Emerging Energy and Environmental Technology.  Catalyst Holding Group, LLLP serves to hold Kenneth Green’s personal stock and assets.

(3)
Catalyst Fund is a planned Nevada non-profit entity formed by Kenneth Green and funded by a donation of 1,000,000 shares of our common stock. The Catalyst Fund will be completely formed and organized within six months of the date of this registration statement. The fund will be a self-sufficient organization that will buy and operate non-related profitable ventures, or a REIT to fund its charitable operations.

(4)
Pegasus Motorsports, LLLP is a Nevada Limited Liability Limited Partnership formed and owned by Kenneth Green to provide outsourced marketing services for Catalyst Financial Group, Inc. The 1,000,000 shares of our common stock will be used to help form a REIT that will fund the future operations of Pegasus.

(5)	The Schwartz LLLP is a family trust in which Patricia Hendricks is the beneficiary and therefore she has beneficial ownership of the 1,000,000 shares of our common stock.
(6)
Ken Green beneficially owns 53,000,000 shares of our common stock through his ownership of 51,000,000 shares held by Catalyst Holding Group, LLLP, 1,000,000 shares held by Pegasus Motorsports, LLLP and 1,000,000 shares of Airlift International, Inc.

DESCRIPTION OF SECURITIES

General

Our original articles of incorporation authorized 100,000,000 shares of common stock at a par value of $0.001 per share and 10,000,000 shares of preferred stock at a par value of $0.001 per share. There are no provisions in our charter or by-laws that would delay, defer or prevent a change in our control.

Common Stock

As of December 31, 2007, 55,047,000 shares of common stock are issued and outstanding and held by 44 shareholders. Holders of our common stock are entitled to one vote for each share on all matters submitted to a stockholder vote.

Holders of common stock do not have cumulative voting rights.

Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation.

Although there are no provisions in our charter or by-laws that may delay, defer or prevent a change in control, we are authorized, without shareholder approval, to issue shares of preferred stock that may contain rights or restrictions that could have this effect.

Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Preferred Stock

Our articles of incorporation also provide that we are authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.001 per share. As of the date of this prospectus, there are no shares of preferred stock issued and outstanding. Our Board of Directors has the authority, without further action by the shareholders, to issue from time to time the preferred stock in one or more series for such consideration and with such relative rights, privileges, preferences and restrictions that the Board may determine. The preferences, powers, rights and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions and purchase funds and other matters. The issuance of preferred stock could adversely affect the voting power or other rights of the holders of common stock.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Warrants

There are no outstanding warrants to purchase our securities.

Options

There are no options to purchase our securities outstanding. We may in the future establish an incentive stock option plan for our directors, employees and consultants.

Item 12.    Certain Relationships and Related Transactions.

In September 2007, we issued 55,000,000 restricted Shares of common stock to, Catalyst Holding Group, LLLP, Schwartz LLLP, The Catalyst Fund, Pegasus Motorsports LLLP, and Airlift International, Inc., in consideration for services rendered valued at par value for a total of $55,000. The shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Act. No commission was paid to anyone in connection with the sale of Shares.

On September 30, 2007, the Company issued 47,000 shares of our common stock in exchange for a subscription receivable of $47,000.  On October 3, 2007, the Company received $47,000 and reduced its subscription receivable balance.

In December 2007, the Company received $34,250 in payment of subscriptions for 34,250 shares of common stock.  The shares of common stock were issued January 18, 2008.  The Company recorded a common stock payable for the $34,250.

Item 13.     Exhibits.

Exhibit No.	Title of Document	Location

3.1.1	Articles of Incorporation	Incorporated by reference to Form SB-2 filed on November 20, 2007

3.2	Bylaws	Incorporated by reference to Amendment No. 1 to Form SB-2 filed on November 20, 2007

14.1	Code of Ethics	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Item 14.    Principal Accounting Fees and Services.

Audit Fees

For the period from September 17, 2007 (Inception) to December 31, 2007, we were billed approximately $18,000 for professional services rendered for the audits of our financial statements.

Audit Related Fees

For the period from September 17, 2007 (Inception) to December 31, 2007 we did not incur any audit related fees.

Tax Fees

For the period from September 17, 2007 (Inception) to December 31, 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the period from September 17, 2007 (Inception) to December 31, 2007.

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

Audit Services. Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our financial statements. The Audit Committee pre-approves specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically pre-approved by the Audit Committee. The Audit Committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which historically have been provided to us by the independent registered public accounting firm and are consistent with the SEC’s rules on auditor independence. The Audit Committee pre-approves specified audit-related services within pre-approved fee levels. All other audit-related services must be pre-approved by the Audit Committee.

Tax Services. The Audit Committee pre-approves specified tax services that the Audit Committee believes would not impair the independence of the independent registered public accounting firm and that are consistent with SEC rules and guidance. The Audit Committee must specifically approve all other tax services.

All Other Services. Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related and tax services categories. The Audit Committee pre-approves specified other services that do not fall within any of the specified prohibited categories of services.

Procedures. All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chairman of the Audit Committee and the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or its Chair or any of its other members pursuant to delegated authority) for approval.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALYST HOLDINGS, INC.

By:	/s/ Kenneth S. Green
KENNETH S. GREEN
Founder, Chairman, CEO, and Director

Date:	May 16, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth S. Green	Founder, Chairman, CEO, and Director	May 19, 2008
KENNETH S. GREEN