Form 10-Q
period 2008-03-31
Catalyst Ventures Inc
filed 2008-05-20
CIK 1416712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

CATALYST VENTURES INCORPORATED
 (Exact name of registrant as specified in Charter

FLORIDA	333-147529	26-1095171
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

1739 Creekstone Circle, San Jose, California 95133
 (Address of Principal Executive Offices)
 _______________

   (408) 272-1765
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of May 20, 2008:  90,103,750 shares of Common Stock.

CATALYST VENTURES INCORPORATED

FORM 10-Q

March 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

CATALYST VENTURES INCORPORATED
(A Development Stage Company)
FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Catalyst Ventures Incorporated
(A Development Stage Company)
Balance Sheets

	March 31, 2008	December 31, 2007
	(unaudited)
Assets

Current assets:
Cash	$30	$25,950
Total current assets	30	25,950

Property and equipment (net of accumulated depreciation)	1,577	812

Other assets
Deposit on investment	100,000	100,000

Deferred acquisition costs	6,000	6,000

	$107,607	$132,762

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$8,000	$8,000
Accrued expense reimbursement - related party	216,275	214,732
Notes payable - related party	95,798	127,498
Accrued interest payable - related party	38,035	30,055
Accrued executive compensation	2,600,000	2,400,000
Accrued payroll taxes	82,055	69,731
Total current liabilities	3,040,163	2,850,016

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued or outstanding
Common stock, $.001 par value, 100,000,000 shares authorized
85,103,750 and 55,047,000 shares issued and outstanding	85,104	55,047
Additional paid in capital	22,573,646	46,953
Common stock payable		34,250
Common stock issued for prepaid professional services	(21,923,387)
Deficit accumulated during development stage	(3,667,919)	(2,853,504)
	(2,932,556)	(2,717,254)

	$107,607	$132,762

The accompanying notes are an integral part of these financial statements

Catalyst Ventures Incorporated
(A Development Stage Company)
Statements of Operations
(unaudited)

		For the period
	For the three	September 17, 2007
	months ended	(inception to)
	March 31, 2008	March 31, 2008

Income	$-	$-

Expenses
Professional services - related party	26,210	81,210
Failed acquisition costs		143,200
General & administrative expenses	580,008	804,445
Executive compensation	200,000	2,600,000
Depreciation expense	217	1,029
Total expenses	806,435	3,629,884

Net operating loss	(806,435)	(3,629,884)

Other (expense)
Interest expense - related party	7,980	38,035
Total other (expense)	7,980	38,035

Net loss before provision for income taxes	(814,415)	(3,667,919)

Provision for income taxes

Net loss	$(814,415)	$(3,667,919)

Weighted average number of common
shares outstanding - basic and fully diluted	61,686,555

Net loss per share - basic and fully diluted	$(0.01)

The accompanying notes are an integral part of these financial statements

Catalyst Ventures Incorporated
(A Development Stage Company)
Statement of Stockholders' Deficit

						Deficit
				Common		Accumulated
			Additional	Stock Issued	Common	During	Total
	Common Stock		Paid-In	for Prepaid	Stock	Development	Stockholders'
	Shares	Amount	Capital	Services	Payable	Stage	Deficit

Shares issued for services - September 17, 2007	55,000,000	$55,000	$-			$-	$55,000

Shares issued for cash - September 30, 2007	47,000	47	46,953				47,000

Cash received for common stock payable					34,250		34,250

Net loss for the period
September 17, 2007 (inception)
to December 31, 2007						(2,853,504)	(2,853,504)

Balance, December 31, 2007	55,047,000	55,047	46,953		34,250	(2,853,504)	(2,717,254)

Shares issued for cash - January 18, 2008	56,750	57	56,693		(34,250)		22,500

Common stock issued for prepaid services - March 11, 2008	30,000,000	30,000	22,470,000	(22,500,000)			-

Professional service expense performed
for common stock				576,613			576,613

Net loss for the three months
ended March 31, 2008						(814,415)	(814,415)

Balance, March 31, 2008 (unaudited)	85,103,750	$85,104	$22,573,646	$(21,923,387)	$-	$(3,667,919)	$(2,932,556)

The accompanying notes are an integral part of these financial statements

Catalyst Ventures Incorporated
(A Development Stage Company)
Statements of Cash Flows (unaudited)

		For the period
	For the three	September 17, 2007
	months ended	(inception to)
	March 31, 2008	March 31, 2008
Cash flows from operating activities

Net loss	$(814,415)	$(3,667,919)

Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	217	1,029
Professional services expense performed for common stock	576,613	631,613
Changes in operating assets and liabilities:
Increase in accounts payable		8,000
Increase in accrued expense reimbursement - related party	1,543	216,275
Increase in accrued interest payable - related party	7,980	38,035
Increase in accrued executive compensation	200,000	2,600,000
Increase in accrued payroll taxes	12,324	82,055
Net cash used by operating activities	(15,738)	(90,912)

Cash flows from investing activities
Increase in property and equipment	(982)	(2,606)
Increase in deferred acquisition costs		(6,000)
Increase in investment		(100,000)
Net cash used by investing activities	(982)	(108,606)

Cash flows from financing activities
Proceeds from notes payable - related party		145,998
Payments on notes payable - related party	(31,700)	(50,200)
Proceeds from sales of common stock	22,500	103,750
Net cash provided from (used by) financing activities	(9,200)	199,548

Net increase (decrease) in cash	(25,920)	30

Cash - beginning	25,950

Cash - ending	$30	$30

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions:
Common stock issued for prepaid services	$22,500,000	$22,500,000

The accompanying notes are an integral part of these financial statements

Catalyst Ventures Incorporated
(A Development Stage Company)
Notes to Financial Statements
(unaudited)

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

The business of the Company is focused in the energy industry by providing consulting services while pursuing acquisitions of entities active in the industry.  The Company has no operations and in accordance with Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”, the Company is considered a development stage company.

Cash and Equivalents
For the purpose of the statement of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2008.

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

The Company has not reviewed its investment for impairment as of March 31, 2008 because the deposit on investment occurred less than one year prior and the transaction anticipated under the agreement has not been finalized.  The Company plans to review for impairment in one year from the date of acquisition.

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

Loss per Common Share
The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the statement of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock.  For the period ended March 31, 2008, the denominator in the diluted EPS computation is the same as the denominator for basic EPS because the Company has no stock options and warrants outstanding.

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

Fair Value of Financial Instruments
The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis in the accompanying balance sheet.  The Company’s financial instruments consist of cash and payables.  The carrying amounts of the Company’s financial instruments approximate their fair values as of March 31, 2008 due to their short-term nature.

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

In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of SFAS 157 will change current practice.  The provisions of SFAS 157 are effective as of the beginning of the Company’s 2009 fiscal year.  The Company has adopted the provisions of SFAS 157 and the adoption of this standard did not have an impact on the financial position or the results of the Company’s operations.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company has adopted the provisions of SFAS 159 and the adoption of this standard did not have an impact on the financial position or the results of the Company’s operations.

Fiscal Year End
The Company’s fiscal year end is December 31.

Note 2:  Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has accumulated net losses of $3,667,919 through the period of September 17, 2007 (Inception) to March 31, 2008.  The Company’s current liabilities exceed its current assets by $3,040,133 as of March 31, 2008.

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

As of March 31, 2008 the Company has paid $100,000 for the Debt/Equity Investment. The transaction being negotiated by OGPC had not been finalized as of March 31, 2008.

Note 4:  Accrued expense reimbursement – Related Party

The Board of Directors of the Company approved the reimbursement to Kenneth Green, an officer and director of the Company of costs and expenses paid by Mr. Green on behalf of the Company totaling $216,275.  The reimbursement relates to costs and expenses paid by Mr. Green prior to the organization of the Company including costs and expenses associated with a failed acquisition.  The total liability bears interest at 10% per annum with accrued interest totaling $31,525 as of March 31, 2008.  See also Note 8.

Note 5: Note Payable – Related Party

On September 18, 2007, the Company entered into a line of credit promissory note with Kenneth Green, an officer and director of the Company.  The note is due upon demand and bears interest at 10% per annum.  During the period of September 17, 2007 (Inception) to March 31, 2008, Mr. Green has advanced a total of $145,998 under the note of which the Company has repaid a total of $50,200.  The note has accrued interest totaling $6,510 through March 31, 2008.

Note 6: Other Related Party Transactions

On September 17, 2007, the Company hired Kenneth Green to serve as the President of the Company.  Mr. Green will be paid an annual salary of $400,000.  Mr. Green will also be paid an annual director’s fees of $200,000.

On September 17, 2007, the Company hired Patricia Hendricks to serve as the Secretary and Treasurer of the Company.  Ms. Hendricks will be paid an annual salary of $100,000.  Ms. Hendricks is also being paid an annual director’s fees of $100,000.

The Board of Directors of the Company authorized payments to Mr. Green and Ms. Hendricks of both the annual salary and director fees for years 2005, 2006 and 2007.  Accordingly the Company has accrued executive compensation totaling $2,600,000 and the associated payroll taxes of approximately $82,055 through March 31, 2008.

On March 8, 2008 the Company entered into a professional services contract with Catalyst Financial Group, Inc. (“CFGI”) wherein for a term of five years CFGI will provide the company with business development and executive corporate strategic planning.  The Company issued 5,000,000 of restricted common stock as compensation for the services to be performed.  Kenneth Green is the Chief Executive Officer, director and shareholder of CFGI.

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

In December 2007, the Company received $34,250 in payment of subscriptions for 34,250 shares of common stock.  As the shares of common stock were issued January 18, 2008, the Company recorded a common stock payable for the $34,250 on December 31, 2007.

Note 8: Deferred Acquisition Cost

The Company is in the process of acquiring Stephens Oil Company Incorporated, Aviation Atlanta Incorporated and Ingram Flying Service, Incorporated and in April 2008 executed buy/sell agreements with each of three companies, see Note 10, Subsequent Events.  As a part of the negotiations for these acquisitions the Company has paid legal fees associated with the efforts totaling $6,000.  The $6,000 has been included in the Company’s other assets as deferred acquisition costs.

Note 9: Commitments and Contingencies

On December 5, 2007 and March 8, 2008 the Company entered into six contracts to receive professional services in return for 20,000,000 and 10,000,000 shares of restricted common stock respectively.  All of the agreements have been assigned an effective date concurrent with the date of issuance of the stock which is March 18, 2008.  The stock has been valued at $.75 (seventy five cents) per share, as the estimated fair market value of the common stock.  Accordingly on March 18, 2008, $22,500,000 in prepaid professional fee contracts was recorded on the books of the Company.  The prepaids will be amortized over the lives of the contracts which bear either one year or five years terms.  A total of $576,613 of the prepaid professional fees were amortized and expensed for the period ended March 31, 2008.  The agreements provide for the development and implementation of advertising and marketing programs and concurrent efforts at business development.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Second Quarter 2008:

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

Third Quarter 2008:

We intend to implement our sales and marketing efforts discussed above by preparing sales materials and management's attendance at various industry shows with an emphasis on petroleum products. We will also initiate our program to create alliances with other brokerage firms to increase our revenue base and broaden our service offerings.

Fourth Quarter 2008:

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

First Quarter 2009:

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

Results of Operations

For the period from inception through March 31, 2008, we had no revenue. Expenses for the three months ended March 31, 2008 totaled $814,415 resulting in a loss of $814,415. Expenses of $814,415 for the period consisted of $580,008 for general and administrative expenses, $200,000 for executive compensation, $26,210 for professional services, $217 for depreciation expense and $7,980 for interest expense.

Capital Resources and Liquidity

As of March 31, 2008 we had $30 in cash.

The Company’s current liabilities exceed its current assets by $3,040,163 as of March 31, 2008.

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

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

The Company has not reviewed its investment for impairment as of March 31, 2008 because the deposit on investment occurred less than one year prior and the transaction anticipated under the agreement has not been finalized.  The Company plans to review for impairment in one year from the date of acquisition.

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) und er the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)          Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALYST VENTURES INCORPORATED

Date: May 20, 2008	By:	/s/ KENNETH S. GREEN
KENNETH S. GREEN
Founder, Chairman, CEO, and Director