Form 10-Q
period 2008-06-30
Catalyst Ventures Inc
filed 2008-08-19
CIK 1416712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of August 19, 2008:  55,153,750 shares of Common Stock.

CATALYST VENTURES INCORPORATED

FORM 10-Q

June 30, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

CATALYST VENTURES INCORPORATED
(A Development Stage Company)
FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Catalyst Ventures Incorporated
(A Development Stage Company)
Balance Sheets

	June 30, 2008	December 31, 2007
	(unaudited)
Assets

Current assets:
Cash	$8,551	$25,950
Total current assets	8,551	25,950

Property and equipment (net of accumulated depreciation)	1,360	812

Other assets
Deposit on investment	100,000	100,000

Deferred acquisition costs	6,000	6,000

	$115,911	$132,762

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$8,000	$8,000
Accrued expense reimbursement - related party	216,275	214,732
Notes payable - related party	82,798	127,498
Accrued interest payable - related party	45,884	30,055
Accrued executive compensation		2,400,000
Accrued payroll taxes		69,731
Total current liabilities	352,957	2,850,016

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued or outstanding
Common stock, $.001 par value, 100,000,000 shares authorized
65,103,750 and 55,047,000 shares issued and outstanding	65,104	55,047
Additional paid in capital	10,799,895	46,953
Common stock payable	50,000	34,250
Common stock issued for prepaid professional services	(7,447,581)	-
Deficit accumulated during development stage	(3,704,464)	(2,853,504)
	(237,046)	(2,717,254)

	$115,911	$132,762

The accompanying notes are an integral part of these financial statements.

Catalyst Ventures Incorporated
(A Development Stage Company)
Statements of Operations
(unaudited)

			For the period
	For the three	For the six	September 17, 2007
	months ended	months ended	(inception to)
	June 30, 2008	June 30, 2008	June 30, 2008

Income	$-	$-	$-

Expenses
Professional services - related party	3,000	29,210	84,210
Failed acquisition costs			143,200
Executive compensation	-	200,000	2,600,000
General & administrative expenses	25,479	605,487	829,924
Depreciation expense	217	434	1,246
Total expenses	28,696	835,131	3,658,580

Net operating (loss)	(28,696)	(835,131)	(3,658,580)

Other (expense)
Interest expense - related party	7,849	15,829	45,884
Total other (expense)	7,849	15,829	45,884

Net loss before provision for income taxes	(36,545)	(850,960)	(3,704,464)

Provision for income taxes	-	-	-

Net (loss)	$(36,545)	$(850,960)	$(3,704,464)

Weighted average number of common
shares outstanding - basic and fully diluted	80,488,365	71,087,460

Net loss per share - basic and fully diluted	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements.

Catalyst Ventures Incorporated
(A Development Stage Company)
Statement of Stockholders' Deficit

						Deficit
				Common		Accumulated
			Additional	Stock Issued	Common	During	Total
	Common Stock		Paid-In	for Prepaid	Stock	Development	Stockholders'
	Shares	Amount	Capital	Services	Payable	Stage	Deficit

Shares issued for services - September 17, 2007	55,000,000	$55,000	$-			$-	$55,000

Shares issued for cash - September 30, 2007	47,000	47	46,953				47,000

Cash received for common stock payable					34,250		34,250

Net loss for the period
September 17, 2007 (inception)
to December 31, 2007						(2,853,504)	(2,853,504)

Balance, December 31, 2007	55,047,000	55,047	46,953		34,250	(2,853,504)	(2,717,254)

Shares issued for cash - January 18, 2008	56,750	57	56,693		(34,250)		22,500

Common stock issued for prepaid services - March 11, 2008	30,000,000	30,000	22,470,000	(22,500,000)

Common stock for prepaid services cancelled - June 9, 2008	(20,000,000)	(20,000)	(14,455,806)	14,475,806

Service expense performed for additional paid-in capital				576,613			576,613

Contribution of accrued executive compensation and related payroll taxes			2,682,055				2,682,055

Cash received for common stock payable					50,000		50,000

Net loss for the six months ended June 30, 2008						(850,960)	(850,960)

Balance, June 30, 2008 (unaudited)	65,103,750	$65,150	$10,799,895	$(7,447,581)	$50,000	$(3,704,464)	$(237,046)

The accompanying notes are an integral part of these financial statements.

Catalyst Ventures Incorporated
(A Development Stage Company)
Statements of Cash Flows (unaudited)

		For the period
	For the six	September 17, 2007
	months ended	(inception to)
	June 30, 2008	June 30, 2008
Cash flows from operating activities

Net loss	$(850,960)	$(3,704,464)

Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	434	1,246
Professional services expense performed for common stock	576,613	576,613
Changes in operating assets and liabilities:
Increase in accounts payable		8,000
Increase in accrued expense reimbursement - related party	1,543	216,275
Increase in accrued interest payable - related party	15,829	45,884
Increase in accrued executive compensation	200,000	2,600,000
Increase in accrued payroll taxes	12,324	82,055
Net cash used by operating activities	(44,217)	(174,391)

Cash flows from investing activities
Increase in property and equipment	(982)	(2,606)
Increase in deferred acquisition costs		(6,000)
Increase in investment		(100,000)
Net cash used by investing activities	(982)	(108,606)

Cash flows from financing activities
Proceeds from notes payable - related party		145,998
Payments on notes payable - related party	(44,700)	(63,200)
Proceeds from sales of common stock	72,500	208,750
Net cash provided from financing activities	27,800	291,548

Net increase (decrease) in cash	(17,399)	8,551

Cash - beginning	25,950

Cash - ending	$8,551	$8,551

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions:
Common stock issued for prepaid services	$22,500,000	$22,500,000

Common stock for prepaid services cancelled	$14,475,806	$14,475,806

Contribution of accrued executive compensation
and related payroll taxes	$2,682,055	$2,682,055

The accompanying notes are an integral part of these financial statements.

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

Cash and Equivalents
For the purpose of the statement of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of June 30, 2008.

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

The Company has not reviewed its investment for impairment as of June 30, 2008 because the deposit on investment occurred less than one year prior and the transaction anticipated under the agreement has not been finalized.  The Company plans to review for impairment in one year from the date of acquisition.

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

Loss per Common Share
The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the statement of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock.  For the period ended June 30, 2008, the denominator in the diluted EPS computation is the same as the denominator for basic EPS because the Company has no stock options and warrants outstanding.

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

Fair Value of Financial Instruments
The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis in the accompanying balance sheet.  The Company’s financial instruments consist of cash and payables.  The carrying amounts of the Company’s financial instruments approximate their fair values as of June 30, 2008 due to their short-term nature.

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

Note 2: Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has accumulated net losses of $3,704,464 through the period of September 17, 2007 (Inception) to June 30, 2008.  The Company’s current liabilities exceed its current assets by $344,406 as of June 30, 2008.

These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as going concern.  The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

Management’s plan, in this regard, is to raise financing in an amount to be determined through a combination of equity and debt financing.  Management believes it will be able to finance the continuing development for the next twelve months.  However, there is no assurance that the Company will be successful in raising such financing.  As of the date of these financial statements the Company has not secured a firm commitment under its financing plan.

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

As of June 30, 2008 the Company has paid $100,000 for the Debt/Equity Investment. The transaction being negotiated by OGPC had not been finalized as of June 30, 2008.

Note 4:  Accrued expense reimbursement – Related Party

The Board of Directors of the Company approved the reimbursement to Kenneth Green, an officer and director of the Company of costs and expenses paid by Mr. Green on behalf of the Company totaling $216,275.  The reimbursement relates to costs and expenses paid by Mr. Green prior to the organization of the Company including costs and expenses associated with a failed acquisition.  The total liability bears interest at 10% per annum with accrued interest totaling $36,992 as of June 30, 2008.  See also Note 8.

Note 5: Note Payable – Related Party

On September 18, 2007, the Company entered into a line of credit promissory note with Kenneth Green, an officer and director of the Company.  The note is due upon demand and bears interest at 10% per annum.  During the period of September 17, 2007 (Inception) to June 30, 2008, Mr. Green has advanced a total of $145,998 under the note of which the Company has repaid a total of $63,200.  The note has accrued interest totaling $8,892 through June 30, 2008.

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

The Board of Directors of the Company authorized payments to Mr. Green and Ms. Hendricks of the annual salaries and director fees for years 2005, 2006 and 2007.  Accordingly the Company charged $2,400,000 plus the associated payroll taxes of approximately $69,731 to its operation in 2007.  An additional amount of $200,000 in salaries and director fees and $12,324 in payroll taxes were charged to operations in 2008.

In 2008 Mr. Green and Ms. Hendricks agreed to waive payment of the accrued compensation of $2,600,000 and the Company classified this accrual and the related payroll taxes of $82,055 as additional paid-in capital.

On March 8, 2008 the Company entered into a professional services contract with Catalyst Financial Group, Inc. (“CFGI”) wherein for a term of five years CFGI will provide the company with business development and executive corporate strategic planning.  The Company issued 5,000,000 of restricted common stock as compensation for the services to be performed (see Note 9).  Kenneth Green is the Chief Executive Officer, director and shareholder of CFGI.

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

On June 19, 2008, the Company received $50,000 in payment for 50,000 shares of unrestricted common stock. As the shares were issued in July 2008, the Company recorded the $50,000 as a common stock payable.

Note 8: Deferred Acquisition Cost

The Company is in the process of acquiring Stephens Oil Company Incorporated, Aviation Atlanta Incorporated and Ingram Flying Service, Incorporated and in April 2008 executed buy/sell agreements with each of three companies, see Note 9, Commitments and Contingencies.  As a part of the negotiations for these acquisitions the Company has paid legal fees associated with the efforts totaling $6,000.  The $6,000 has been included in the Company’s other assets as deferred acquisition costs.

Note 9: Commitments and Contingencies

On December 5, 2007 and March 8, 2008 the Company entered into six contracts to provide professional services in return for 20,000,000 and 10,000,000 shares of restricted common stock respectively, including 5,000,000 shares of restricted common stock issued to Catalyst Financial Group, Inc., (see Note 6).  All of the agreements have been assigned an effective date concurrent with the date of issuance of the stock which is March 18, 2008.  The stock has been valued at $.75 (seventy five cents) per share, as the estimated fair market value of the common stock.  Accordingly on March 18, 2008, $22,500,000 in prepaid professional fee contracts was recorded on the books of the Company.  The prepaids were to be amortized over the lives of the contracts which bear either one year or five years terms.

On June 9, 2008 the Company cancelled four of the six contracts to provide professional services and the stock certificates for 20,000,000 shares of the restricted common stock, which represented all of the stock issued for those contracts, were also cancelled and returned to the Company.  The related prepaid professional fees recorded on the books of the Company of $15,000,000 less $524,194 of amortization have been reversed on the books of the Company as of June 30, 2008.  The agreements provide for the development and implementation of advertising and marketing programs and concurrent efforts at business development.

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

Note 10: Subsequent Events

On April 11, 2008 the Company approved the issuance of 5,000,000 shares of restricted common stock as consideration for a five year consulting agreement.  The agreement has been assigned an effective date concurrent with the date of issuance of the stock which is April 17, 2008; however, in August 2008 the consulting agreement was cancelled and the stock certificates returned and also cancelled.

In August 2008 the Company also cancelled the remaining two professional service contracts and the stock certificates related to the 10,000,000 shares of restricted common stock were returned and cancelled.  Due to the cancellation of these service contracts, no additional amortization of the prepaid professional fees was recorded in the quarter ended June 30, 2008.

On July 25, 2008, the Company Issued 50,000 shares in satisfaction of common stock payable totaling $50,000.

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

Third Quarter 2008:

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

Fourth Quarter 2008:

We intend to implement our sales and marketing efforts discussed above by preparing sales materials and management's attendance at various industry shows with an emphasis on petroleum products. We will also initiate our program to create alliances with other brokerage firms to increase our revenue base and broaden our service offerings.

 First Quarter 2009:

We will continue to seek out opportunities to expand our operations and intend to enhance our capabilities by adding personnel or entering into joint ventures with other petroleum brokerage firms. We intend to raise an undetermined amount through debt or equity financing to support our efforts to hire additional consulting staff during this period.

In addition, we will continue to pursue potential acquisitions and if we have executed a purchase agreement to acquire a business we will work with an investment partner to raise the necessary financing to consummate the acquisition.

Second Quarter 2009:

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

On April 11, 2008 the Company approved the issuance of 5,000,000 shares of restricted common stock as consideration for a five year consulting agreement.  The agreement has been assigned an effective date concurrent with the date of issuance of the stock which is April 17, 2008; however, in August 2008 the consulting agreement was cancelled and the stock certificates returned and also cancelled.  In August 2008 the Company also cancelled the remaining two professional service contracts and the stock certificates related to the 10,000,000 shares of restricted common stock were returned and cancelled.  Due to the cancellation of these service contracts, no additional amortization of the prepaid professional fees was recorded in the quarter ended June 30, 2008.  Our business is not dependent on the successful completion of any acquisitions and we anticipate that if we acquire operating entities we will provide our broker, marketing and sales expertise and services to such acquired entity to improve their performance and thereby increasing the value of these subsidiaries and our common stock. We have not identified any specific type of business or any specific industry in which we would seek to acquire and we have not taken any actions with respect to any potential acquisitions. The purpose of any acquisitions by us would be to acquire businesses that our management believes they can make more profitable and therefore increase our value.

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

Results of Operations

For the period from inception through June 30, 2008, we had no revenue. Expenses for the three months ended June 30, 2008 totaled $36,545 resulting in a loss of $36,545. Expenses of $36,545 for the period consisted of $25,479 for general and administrative expenses, $3,000 for professional services and $217 for depreciation expense and $7,849 for interest expenses - related party.

Expenses for the six months ended June 30, 2008 totaled $ 850,960 resulting in a loss of $850,960. These expenses consisted of $ 29,210 for professional fees - related party, $200,000 for executive compensation, $605,487 for general & administrative expenses, $ 434 in depreciation expense and $ 15,829 in interest expense.

Capital Resources and Liquidity

As of June 30, 2008 we had $8,551 in cash.

The Company’s current liabilities exceed its current assets by $344,406 as of June 30, 2008.

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

The Company has not reviewed its investment for impairment as of June 30, 2008 because the deposit on investment occurred less than one year prior and the transaction anticipated under the agreement has not been finalized.  The Company plans to review for impairment in one year from the date of acquisition.

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

Item 1A. Risk Factors.

None.

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

CATALYST VENTURES INCORPORATED

Date: August 19, 2008	By:	/s/ KENNETH S. GREEN
KENNETH S. GREEN
Founder, Chairman, CEO, and Director