Form 10-Q
period 2008-09-30
Catalyst Ventures Inc
filed 2008-11-19
CIK 1416712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

CATALYST VENTURES INCORPORATED
 (Exact name of registrant as specified in Charter

FLORIDA	333-147529	26-1095171
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

2049 Century Park East, Suite 4200, Los Angeles, CA 90067
 (Address of Principal Executive Offices)
 _______________

   (310) 451-7400
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 20, 2008:  55,153,750 shares of Common Stock.

CATALYST VENTURES INCORPORATED

FORM 10-Q

September 30, 2008

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

SIGNATURE

Item 1. Financial Information

CATALYST VENTURES INCORPORATED
(A Development Stage Company)
FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Catalyst Ventures Incorporated
(A Development Stage Company)
Balance Sheets

	September 30, 2008	December 31, 2007
	(unaudited)
Assets

Current assets:
Cash	$41	$25,950
Total current assets	41	25,950

Property and equipment (net of accumulated depreciation)	-	812

Other assets
Deposit on investment	-	100,000

Deferred acquisition costs	-	6,000

Total assets	$41	$132,762

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$22,919	$8,000
Accrued expense reimbursement - related party	216,275	214,732
Notes payable - related party	75,255	127,498
Accrued interest payable - related party	53,375	30,055
Accrued executive compensation	-	2,400,000
Accrued payroll taxes	-	69,731
Total current liabilities	367,824	2,850,016

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued or outstanding
Common stock, $.001 par value, 100,000,000 shares authorized
65,103,750 and 55,047,000 shares issued and outstanding	55,154	55,047
Additional paid in capital	3,412,264	46,953
Common stock payable	-	34,250

Deficit accumulated during development stage	(3,835,201)	(2,853,504)
Total stockholders’ deficit	(367,783)	(2,717,254)

Total liabilities and stockholders’ deficit	$41	$132,762

The accompanying notes are an integral part of these financial statements.

Catalyst Ventures Incorporated
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the three months ended	For the nine months ended	For the period September 17, 2007 (Inception to) September	For the period September 17, 2007(inception to)
	September 30, 2008	September 30, 2008	30, 2007	September 30, 2008

Income	$-		$-	$-

Expenses
Professional services - related party		29,210	55,000	84,210
Failed acquisition costs				143,200
Executive compensation	-	200,000	20,833	2,600,000
General & administrative expenses	15,887	621,373	3,352	845,810
Depreciation expense	217	651	-	1,463
Deposit on investment written off	100,000	100,000	-	100,000
Deferred acquisition costs written off	6,000	6,000	-	6,000
Loss on property and equipment	1,143	1,143	-	1,143
Total expenses	123,247	958,377	79,185	3,781,826

Net operating (loss)	(123,247)	(958,377)	(79,185)	(3,781,826)

Other expense
Interest expense - related party	7,491	23,320	323	53,375
Total other expense	7,491	23,320	323	53,375

Net loss before provision for income taxes	(130,738)	(981,697)	(79,508)	(3,835,201)

Provision for income taxes	-		-	-

Net (loss)	$(130,738)	$(981,697)	(79,508)	$(3,835,201)

Weighted average number of common
shares outstanding - basic and fully diluted	59,814,620	67,302,419	5,003,357

Net loss per share - basic and fully diluted	$(0.00)	$(0.02)	(0.00)

The accompanying notes are an integral part of these financial statements.

Catalyst Ventures Incorporated
(A Development Stage Company)
Statement of Stockholders' Deficit

						Deficit
				Common		Accumulated
			Additional	Stock Issued	Common	During	Total
	Common Stock		Paid-In	for Prepaid	Stock	Development	Stockholders'
	Shares	Amount	Capital	Services	Payable	Stage	Deficit

Shares issued for services - September 17, 2007	55,000,000	$55,000	$-			$-	$55,000

Shares issued for cash - September 30, 2007	47,000	47	46,953				47,000

Cash received for common stock payable					34,250		34,250

Net loss for the period

September 17, 2007 (inception)

to December 31, 2007						(2,853,504)	(2,853,504)

Balance, December 31, 2007	55,047,000	55,047	46,953		34,250	(2,853,504)	(2,717,254)

Shares issued for cash - January 18, 2008	56,750	57	56,693		(34,250)		22,500

Common stock issued for prepaid services - March 11, 2008	30,000,000	30,000	22,470,000	(22,500,000)

Common stock for prepaid services cancelled - June 9, 2008	(20,000,000)	(20,000)	(14,455,806)	14,475,806

Amortization of prepaid services paid in common stock				576,613			576,613

Contribution of accrued executive compensation and related payroll taxes			2,682,055				2,682,055

Cash received for common stock payable June 19, 2008					50,000		50,000

Shares issued for common stock payable- July 25, 2008	50,000	50	49,950		(50,000)

Common stock for Prepaid services cancelled - August 13, 2008	(10,000,000)	(10,000)	(7,437,581)	7,447,581

Net loss for the nine months ended September 30, 2008	-	-	-	-	-	(981,697)	(981,697)

Balance, September 30, 2008 (unaudited)	55,153,750	$55,154	$3,412,264	$-	$	$(3,835,201)	$(367,783)

The accompanying  notes are an integral part of these financial statements.

Catalyst Ventures Incorporated
(A Development Stage Company)
Statements of Cash Flows (unaudited)

	For the nine	For the period September 17,	For the period September 17, 2007
	months ended September 30, 2008	2007 (Inception) to September - 30, 2007	(inception) to September 30, 2008

Cash flows from operating activities

Net loss	$(981,697)	(79,508)	$(3,835,201)

Adjustments to reconcile net loss to
net cash used by operating activities: Shares issued for services	-	55,000	55,000
Depreciation expense	651		1,463
Amortization of prepaid services paid in common stock	576,613		576,613
Property and equipment written off	1,143		1,143
Deferred acquisition costs written off	6,000		6,000
Deposit on investment written off	100,000		100,000

Changes in operating assets and liabilities:
Increase in prepaid expenses	-	(44,275)	-
Increase in accounts payable	14,919		22,919
Increase in accrued expense reimburse-related party	1,543		216,275
Increase in accrued interest payable - related party	23,320	323	53,375
Increase in accrued executive compensation	200,000	20,833	2,600,000
Increase in accrued payroll taxes	12,324	1,729	82,055
Net cash used by operating activities	(45,184)	(45,898)	(120,358)

Cash flows from investing activities
Purchase of property and equipment	(982)		(2,606)
Deferred acquisition costs	-		(6,000)
Deposit on investment	-	(100,000)	(100,000)
Net cash used by investing activities	(982)	(100,000)	(108,606)

Cash flows from financing activities
Proceeds from notes payable - related party		145,998	145,998
Payments on notes payable - related party	(52,243)		(70,743)
Proceeds from sales of common stock	72,500		153,750
Net cash provided from financing activities	20,257	145,998	229,005

Net increase (decrease)/increase in cash	(25,909)	100	41

Cash – beginning	25,950	-

Cash – ending	$41	100	$41

Supplemental disclosures:
Interest paid	$-		$-
Income taxes paid	$-		$-

Non-cash transactions:
Common stock issued for prepaid services	$22,500,000	55,000	$22,500,000

Common stock for prepaid services cancelled	$21,923,387		$21,923,387

Contribution of accrued executive compensation
and related payroll taxes	$2,682,055		$2,682,055
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

The business of the Company is focused in the energy industry by providing consulting services while pursuing acquisitions of entities active in the industry.  The Company is considered a development stage company and in accordance with Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”.

Cash and Equivalents
For the purpose of the statement of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of September 30, 2008.

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

The Company has reviewed its investment for impairment as of September 30, 2008 and has decided to take a full write-off of this investment because management feels that there is no significant operations or revenues in the Investee company to substantiate a value on our financial statements.

Revenue Recognition
The Company has not recognized any revenues as of September 30, 2008.  The Company will recognize revenues from consulting engagements when all of the following criteria for revenue recognition have been met; pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured.  The Company will primarily derive its revenue from business consulting.

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

Loss per Common Share
The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the statement of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock.  For the period ended September 30, 2008, the denominator in the diluted EPS computation is the same as the denominator for basic EPS because the Company has no stock options and warrants outstanding.

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

Fair Value of Financial Instruments
The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis in the accompanying balance sheet.  The Company’s financial instruments consist of cash and payables.  The carrying amounts of the Company’s financial instruments approximate their fair values as of September 30, 2008 due to their short-term nature.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for the Company with respect to business combinations for which the acquisition date is on or after January 1, 2009.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on the consolidated financial position, results of operations, and disclosures.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners. SFAS 160 is effective for the Company as of January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on the consolidated financial position, results of operations, and disclosures.

Fiscal Year End
The Company’s fiscal year end is December 31.

Note 2: Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has accumulated net losses of $3,835,201 through the period September 30, 2007 (Inception) to September 30, 2008.  The Company’s current liabilities exceed its current assets by $367,783 as of September 30, 2008.

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

Note 3: Deposit on Investment

On September 25, 2007 the Company signed a Memorandum of Understanding whereby, in return for a debt/equity investment of $200,000 in Oil & Gas Petroleum Corporation (“OGPC”), the Company will earn 4% of the gross profits generated for OGPC under a certain transaction, which OGPC was in the process of finalizing.  The Company will earn 4% for all related sales made within the first five years of the agreement up to a maximum commission earned of $400,000.  Upon receipt of the first payment to OGPC on the transaction; (1) an initial payment of $25,000 will be paid by Daniel Correa, the chief executive officer of OGPC to the Company; and (2) the Company will begin to be paid monthly payments equal to 15% of prior month’s net profits.

The $200,000 investment shall also entitle the Company to 200,000 shares of restricted voting common stock in OGPC.   The stock issued to the Company is restricted in that the Company cannot sell, transfer or otherwise convey the common stock without the prior written approval of OGPC.

As of September 30, 2008 the Company has paid $100,000 for the Debt/Equity Investment. The transaction being negotiated by OGPC had not been finalized as of September 30, 2008.  Due to management concerns about the value of the Investment it was written off during the period ended September 30, 2008.

Note 4:  Accrued expense reimbursement – Related Party

The Board of Directors of the Company approved the reimbursement to Kenneth Green, an officer and director of the Company of costs and expenses paid by Mr. Green on behalf of the Company totaling $216,275.  The reimbursement relates to costs and expenses paid by Mr. Green prior to the organization of the Company including costs and expenses associated with a failed acquisition.  The total liability bears interest at 10% per annum with accrued interest totaling $42,519 as of September 30, 2008.  See also Note 8. This debt has been purchased by ZumaHedgeFund, LLC an unrelated party.

Note 5: Note Payable – Related Party

On September 18, 2007, the Company entered into a line of credit promissory note with Kenneth Green, an officer and director of the Company.  The note is due upon demand and bears interest at 10% per annum.  During the period of September 17, 2007 (Inception) to September 30, 2008, Mr. Green has advanced a total of $145,998 under the note of which the Company has repaid a total of $70,743.  The note has accrued interest totaling $10,856 through September 30, 2008. This debt has been purchased by ZumaHedgeFund, LLC an unrelated party.

Note 6: Other Related Party Transactions

On September 17, 2007, the Company hired Kenneth Green to serve as the President of the Company.  Mr. Green will be paid an annual salary of $400,000.  Mr. Green will also be paid an annual director’s fees of $200,000.  The company paid Mr. Ken Green the sum of $29,210 for consulting services in the period ended September 30, 2008 and the sum of $55,000 in the period ended September 30, 2007.  These sums were made prior to June 30, 2008 and  anyongoing fees relating to this agreement have been suspended as of June 30, 2008.

On September 17, 2007, the Company hired Patricia Hendricks to serve as the Secretary and Treasurer of the Company.  Ms. Hendricks will be paid an annual salary of $100,000.  Ms. Hendricks is also being paid an annual director’s fees of $100,000.  All fees relating to this agreement have been suspended as of June 30, 2008.

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

On March 8, 2008 the Company entered into a professional services contract with Catalyst Financial Group, Inc. (“CFGI”) wherein for a term of five years CFGI will provide the company with business development and executive corporate strategic planning.  The Company issued 5,000,000 of restricted common stock as compensation for the services to be performed (see Note 9).  Kenneth Green is the Chief Executive Officer, director and shareholder of CFGI.   This contract was cancelled and the stock was returned to the company as part of the return of 30,000,000 (See Note 9)

Note 7: Equity

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

On June 9, 2008 the company cancelled 20,000,000 shares pursuant to the cancellation of the consulting contracts.

On June 19, 2008, the Company received $50,000 in payment for 50,000 shares of unrestricted common stock. As the shares were issued in July 2008, the Company recorded the $50,000 as a common stock payable.

On July 25, 2008 the Company Issued 50,000 shares in satisfaction of common stock payable totaling $50,000.

On August 13, 2008 the company cancelled 10,000,000 shares pursuant to the cancellation of the consulting contracts.

Note 8: Deferred Acquisition Cost

The Company is in the process of acquiring Stephens Oil Company Incorporated, Aviation Atlanta Incorporated and Ingram Flying Service, Incorporated and in April 2008 executed buy/sell agreements with each of three companies, see Note 9, Commitments and Contingencies.  As a part of the negotiations for these acquisitions the Company has paid legal fees associated with the efforts totaling $6,000.  The $6,000  was recognized as deferred acquisition costs.   Due to the fact that the agreements are in default and any new agreements to complete this acquisition will have to be  renegotiated, management  believes that the deferred acquisition cost should be written off during the current period ended, September 30, 2008.

Note 9: Commitments and Contingencies

On December 5, 2007 and March 8, 2008 the Company entered into six contracts to provide professional services in return for 20,000,000 and 10,000,000 shares of restricted common stock respectively, including 5,000,000 shares of restricted common stock issued to Catalyst Financial Group, Inc., (see Note 6).  All of the agreements have been assigned an effective date concurrent with the date of issuance of the stock, which is March 18, 2008.  The stock has been valued at $.75 (seventy five cents) per share, as the estimated fair market value of the common stock.  Accordingly on March 18, 2008, $22,500,000 in prepaid professional fee contracts was recorded on the books of the Company.  The prepaids were to be amortized over the lives of the contracts, which bear either one year or five years terms.  As of this time all six contracts have been cancelled and the 30,000,000 shares have been returned to treasury.  On June 9, 2008 the Company cancelled four of the six contracts to provide professional services and the stock certificates for 20,000,000 shares of the restricted common stock, which represented all of the stock issued for those contracts, were also cancelled and returned to the Company.  The related prepaid professional fees recorded on the books of the Company of $15,000,000 less $524,194 of amortization have been reversed on the books of the Company as of June 30, 2008.  The agreements provide for the development and implementation of advertising and marketing programs and concurrent efforts at business development.

On August 13, 2008 the Company cancelled the remaining two of the six contracts to provide professional services and the stock certificates for 10,000,000 shares of the restricted common stock, which represented all of the stock issued for those contracts, were also cancelled and returned to the Company.   The agreements provide for the development and implementation of advertising and marketing programs and concurrent efforts at business development.

In April 2008 the Company executed a buy/sell agreement with Stephens Oil Company Incorporated (“SOCI”) wherein the Company agreed to exchange 905,000 shares of its common stock for all of the issued and outstanding voting common stock of SOCI.  The Company may elect, in lieu of a stock for stock exchange, to purchase all of the issued and outstanding voting common stock of SOCI for $905,000.  Further the Company has an option to purchase certain real property associated with the operations of SOCI for the properties fair market value as established by independent MAI appraisal.  The agreement provides for a closing date in October 2008 and is contingent only upon the receipt and review by the Company of audited financial statements of SOCI.  At this time these agreement remain unclosed and in default.  The company is currently completing further due diligence and working with its investment bankers to analyze the viability of closing this acquisition transaction.

Also in April 2008 the Company executed a buy/sell agreement with Aviation Atlanta Incorporated (“AAI”) wherein the Company agreed to exchange 3,000,000 shares of its common stock for all of the issued and outstanding voting common stock of AAI.  The Company may elect, in lieu of a stock for stock exchange, to purchase all of the issued and outstanding voting common stock of AAI for $3,000,000.  The agreement provides for a closing date in October 2008 and is contingent only upon the receipt and review by the Company of audited financial statements of AAI. At this time these agreement remain unclosed and in default.  The company is - currently completing further due diligence and working with its investment bankers to analyze the viability of closing this acquisition transaction.

Also in April 2008 the Company executed a buy/sell agreement with Ingram Flying Service, Incorporated (“IFSI”) wherein the Company agreed to exchange 900,000 shares of its common stock for all of the issued and outstanding voting common stock of IFSI.  The Company may elect, in lieu of a stock for stock exchange, to purchase all of the issued and outstanding voting common stock of IFSI for $900,000.  The agreement provides for a closing date in October 2008 and is contingent upon both the receipt and review by the Company of audited financial statement of IFSI and approval by the City Council of Dalhart, Texas of the transaction. At this time these agreement remain unclosed and in default.  The company is  currently completing further due diligence and working with its investment bankers to analyze the viability of closing this acquisition transaction.

Note 10: Subsequent Events

On November 13, 2008, Catalyst Holding Group, LLLP transferred 51,000,000 shares of our common stock to Wilmington Rexford International, Inc. for a price of twenty thousand dollars ($20,000) pursuant to a stock purchase agreement. As of November 13, 2008, Wilmington Rexford International, Inc, assigned 20,000,000 shares of the common stock to Wilmington WorldVest Partners, 20,000,000 shares to CaboWest Group, Inc. and 11,000,000 shares to Javalon Investment Partners. The total of 51,000,000 shares represents 91.9% of our issued and outstanding common stock. Garrett K Krause is the beneficial owner of Wilmington WorldVest Partners, Inc., CaboWest Group, Inc., and Javalon Investment Partners.

On November 13, 2008, Kenneth S. Green resigned as our President, Chief Executive Officer and Chairman of the Board of Directors, and Patricia Hendricks resigned from her position as our Secretary, Treasurer and member of the Board of Directors. Their resignations were not the result of any disagreement with us on any matter relating to our operations, policies and practices.

On November 13, 2008, Garrett K. Krause was appointed as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Chairman of the Board of Directors.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

Fourth Quarter 2008:

We have brokerage sale arrangements with other companies and do not actually recognize revenues from selling any petroleum products under these arrangements.  However, we expect to generate fees from our current clients through the brokerage sale arrangements and we will continue to seek out opportunities to enter into new broker agreements representing companies with products focused on various forms of gas, diesel, gasoline, and raw crude.   We receive a basic commission on net proceeds of the products sold by the Principal for services under our broker agreements.  . During this period we will continue to strengthen our distribution base, broaden our specialized broker relationships and generate fees from the brokerage arrangements.

During this quarter, we may also begin to expand our consulting business and review potential acquisitions outside the energy industry and with our new management team we intend to seek new investment partners in order to raise the necessary funds to acquire operating business. At this time we have not located any specific such investment partners but such partners may include banks, investment funds and broker-dealers.

First Quarter 2009:

We intend to implement our sales and marketing efforts discussed above by preparing sales materials and management's attendance at various industry shows with an emphasis on petroleum products. We also plan to initiate our program to create alliances with other brokerage firms to increase our revenue base and broaden our service offerings.

 Second Quarter 2009:

We plan to continue to seek out opportunities to expand our operations and intend to enhance our capabilities by adding personnel or entering into joint ventures with other petroleum brokerage firms. We intend to raise an undetermined amount through debt or equity financing to support our efforts to hire additional consulting staff during this period.

Third Quarter 2009:

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

In summary, as of this date we will hopefully be ready to start earning revenue from new consulting contracts introduced by new management.  However, there is no assurance that we will be successful in our plan of operations.

Limited Operating History

We have generated one full year of financial information and have not previously demonstrated that we will be able to expand our business through an increased investment in our consulting business.  We cannot guarantee that the expansion efforts described in this Registration Statement will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our new consulting business, products and/or sales methods.

If financing is not available on satisfactory terms, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.

Results of Operations

For the period from inception through September 30, 2008, we had no revenue. Expenses for the three months ended September 30, 2008 totaled $ 130,738 resulting in a loss of $130,738. Expenses of $ 123,247 for the period consisted of $15,887 for general and administrative expenses,  and $217 for depreciation expense, $7,491 for interest expenses - related party. The company recorded a loss of $ 100,000 on Deposit on investment; Deferred Acquisition Cost of $ 6,000 was written off, and Property and equipment of $1,143 was also written off.

Expenses for the  nine months ended September 30, 2008 totaled $ 981,697 resulting in a loss of $981,697. These expenses consisted of $29,210 for professional fees - related party, $200,000 for executive compensation, $621,373 for general & administrative expenses, $ 651 in depreciation expense, $23,320 in interest expense. The company recorded a loss of $ 100,000 on Deposit on investment; Deferred Acquisition Cost of $ 6,000 was written off, and Property and equipment of $1,143 was also written off.

Capital Resources and Liquidity

As of September 30, 2008 we had $41 in cash and the Company’s current liabilities exceed its current assets by $367,783 as of September 30, 2008.

Completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated to continue to satisfy our cash requirements for the next twelve months. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still expect to continue with our present activities, but we may require financing to potentially achieve our profit, revenue, and growth goals.

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

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report

Investments

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

The Company has reviewed its investment for impairment as of September 30, 2008 and has decided to take a full write-off of this investment because management feels that there is no significant operations or revenues in the Investee Company to substantiate a value on our financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for the Company with respect to business combinations for which the acquisition date is on or after January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on the consolidated financial position, results of operations, and disclosures.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners. SFAS 160 is effective for the Company as of January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on the consolidated financial position, results of operations, and disclosures.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Garrett Krause, our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2008 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, Mr. Krause concluded that our disclosure controls and procedures were effective as of September 30, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2008 as we implement our Sarbanes Oxley Act testing.

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

CATALYST VENTURES INCORPORATED

Date: November 19, 2008	By:	/s/ GARRETT K. KRAUSE
GARRETT K. KRAUSE
Chairman, CEO, and Director