Form 10-K
period 2008-12-31
Catalyst Ventures Inc
filed 2009-04-15
CIK 1416712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-51879

CATALYST VENTURES INCORPORATED
 (Name of small business issuer in its charter)

FLORIDA	26-1095171
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2049 Century Park East, Suite 4200, Los Angeles, CA	90067
(Address of principal executive offices)	(Zip Code)

310-277-1513
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Revenues for year ended December 31, 2008: $0.00

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of December 31, 2008 based upon the closing price reported for such date on the OTC Bulletin Board was US $0.00.

As of April 15, 2009, the registrant had 55,153,750 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1.      BUSINESS

DESCRIPTION OF BUSINESS

Catalyst Ventures Inc. (“Catalyst” or the “Company”) was organized September 17, 2007 under the laws of the State of Florida.  The Company was initially established as an energy consulting company which intended to enter into consulting agreements with numerous established, independent regional bulk fuel companies throughout North America.  As of November 13, 2008, the Company has adjusted its business objectives to become a Venture Development company which seeks to invest in and develop early-stage, high-growth companies and investment opportunities on a global basis.  By investing in these early-stage/venture type transactions through a single venture development company, there are tremendous benefits provided to both the companies in which we invest as well as Catalyst and its shareholders.  Benefits to the companies include, but are not limited to, access to crucial business resources such as accounting, legal, and auditing, access to global business development channels, and various levels of management oversight to support the portfolio companies in executing their business plans.  Additionally, Catalyst investors can benefit from the outsized returns associated with venture investing, with the added benefit of downside protection through a risk-adjusted investment structure.

Through our innovative business development efforts, we may explore investment opportunities in any sector or geographic location, however we are initially focused on disruptive technology, new media, and natural resource sectors located in China, Brazil, and the United States.  Through its in-depth relationships in the government and private sectors within these countries, the Company’s management team (“Management”) is able to source the highest caliber transactions and opportunities.  Once a transaction has been identified, Catalyst will arrange the necessary capital and management expertise in order to foster outsized growth, allowing the entrepreneurs to develop their business into a truly global, highly profitable enterprise. As members of the Catalyst portfolio, a Company board and management advisor will ensure successful development and implementation of a clear, measurable business plan with strategic objectives and the appropriate allocation of capital resources will guide each company.

Once an investment has reached a targeted level of maturity, we will work with its strategic partners and to provide an exit strategy for that investment via IPO, M&A event, management buyout, etc.  This will allow each portfolio investment to continue its growth independent of Catalyst, as well as allow for a liquidity event for the Company and our shareholders.  The Company’s objectives are to achieve long-term capital appreciation for our shareholders while providing income primarily from interest, dividends, consolidated revenues, and fees paid by its portfolio of investments.

To date, we have identified the first series of investment targets located in the United States, China, and Brazil, and are performing the necessary due diligence to begin closing these transactions.  Additionally, the Company intends raise additional capital of an amount to be determined through a combination of debt / equity financing.

ITEM 1A.   RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.      PROPERTIES

Our principal executive office location and mailing address is 2049 Century Park East, Suite 4200, Los Angeles CA, 90067. Currently, this space is sufficient to meet our needs; however, if we expand our business to a significant degree, we will have to find a larger space.

ITEM 3.     LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Public Market for Common Stock

Our common stock is listed on the OTC Bulletin Board system under the symbol “CTLV” since January 17, 2008.  As of April 15, 2009 the company has yet to commence trading on the OTCBB.

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

Holders

As of December 31, 2008, 55,153,750 shares of common stock were issued and outstanding.  There are approximately 53 shareholders of our common stock and each shareholder of our common stock is entitled to one vote for each share on all matters submitted to a stockholder vote.

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

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table sets forth certain information as of April 15, 2009, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	_________________	_________________	_________________
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	None
Plans approved by
Security holders

Equity compensation	None
Plans not approved
By security holders

ITEM 6.      SELECTED FIANANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Our Business

Plan of Operations

During the next twelve months, we seek to identify, invest-in, and develop early-stage investment opportunities on a global basis.  At this time we have identified a limited number of unique transactions located in the United States, China, and Brazil.  Going forward, though our global business development channels, seek to identify additional, high-caliber investment targets and raise capital through a private placement offering.

Limited Operating History

We have generated approximately one full year of financial information and have not previously demonstrated that we will be able to expand our business through an increased investment in our product line and/or marketing efforts. We cannot guarantee that the expansion efforts and business objectives described in this Form 10-K will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our new products and/or sales methods.

If financing is not available on satisfactory terms, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.

Results of Operations

For the period from September 17, 2007 (Inception) through December 31, 2008, we had no revenue.  Expenses for the period totaled $3,880,054 resulting in a loss of $3,880,054.  Expenses of $3,880,054 for the period consisted of $30,000 for management fees, $25 for shipping charges, $847,465 for general and administrative expenses, $2,600,000 for executive compensation, $1,463 for depreciation expense,  $1,143 for loss on property, $2,025 for legal fees, $100,000 for default investments, $6,000 for deferred acquisition costs, $25 for bank service charges, $41 for office supplies, $143,200 for failed acquisition expense, $84,759 for consulting expense and $63,907 for interest expense.

Capital Resources and Liquidity

As of December 31, 2008 we had $9,750.00 in cash.

Our current liabilities exceed our current assets by $412,636 as of December 31, 2008.

We believe we can satisfy our cash requirements for the next twelve months with our current cash and expected revenues.  However, completion of our plan of operation is subject to attaining adequate revenue and additional financing. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our profit, revenue, and growth goals.

We will work closely with WorldVest Equity, Inc. (hereafter “WorldVest”), which is a global merchant bank and our majority shareholder.  WorldVest provides capital raising and venture services, as well as extensive global relationships to enhance and support the development of the Company’s portfolio investments.  Among those relationships is a unique, proprietary business license in China that allows WorldVest, and any related subsidiaries, to conduct consulting and advisory business in China without the need for any Chinese partners.  Additionally, WorldVest has established equally beneficial relationships with the business communities and governments of Brazil and Korea.

We anticipate that our operational, and general and administrative expenses for the next 12 months will be minimal.  We do not anticipate the purchase or sale of any significant equipment.  We also do not expect any significant additions to the number of employees.  The foregoing represents our best estimate of our cash needs based on current planning and business conditions.  The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core business. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

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

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the years presented in this report

Investments

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

The Company has reviewed its investment for impairment as of December 31, 2008 and has decided to take a full write-off of this investment because management feels that there are no significant operations or revenues in the Investee Company to substantiate a value on our financial statements.

Revenue Recognition

The Company has not recognized any revenues to date.  The Company will recognize revenues from consulting financial advisory services, consolidating revenues of majority owned investments, and through cash flow generated from our investments.

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

In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of SFAS 157 will change current practice.  The provisions of SFAS 157 are effective as of the beginning of the Company’s 2008 fiscal year.  The Company has adopted the provisions of SFAS 157 and the adoption of this standard did not have an impact on the financial position or the results of the Company’s operations.

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

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a simplified method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of plain vanilla share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A.  QUANTITIATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Catalyst Ventures Incorporated
San Jose, California

We have audited the accompanying balance sheets of Catalyst Ventures Incorporated (a Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2008 and for the periods from September 17, 2007 (Inception) to December 31, 2007 and 2008.  These financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Catalyst Ventures Incorporated as of December 31, 2008 and 2007, and the results of its activities and cash flows for the year ended December 31, 2008 and for the periods from September 17, 2007 (Inception) to December 31, 2007 and 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the financial statements, the company has incurred losses from operations during the year ended December 31, 2008 and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC
April 13, 2009
Las Vegas, Nevada

Catalyst Ventures Incorporated
(A Development Stage Company)
Balance Sheets

ASSETS

	12/31/2008	12/31/2007

Current Assets
Cash	$9,750		$25,950
Total Current Assets	9,750		25,950

Property and equipment, net	-		812

Other Assets	-		106,000

Total Other Assets	9,750		106,812

Total Assets	$9,750		$132,762

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$14,448		$8,000
Notes payable- related party	344,905		127,498
Accrued executive compensation	-		2,400,000
Due to related parties	52,500		-
Accrued payroll	-		69,731
Accrued expense reimbursement	-		214,732
Accrued interest payable	10,533		30,055
Total Current Liabilities	422,386		2,850,016
Commitments and Contingencies

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares authorized,
55,153,750 and 55,047,000 shares issued and outstanding, respectively	55,154		55,047
Additional paid-in capital	3,412,264		46,953
Common stock payable	-		34,250
Deficit accumulated during development stage	(3,880,054)		(2,853,504)
Total stockholders' deficit	(412,636)		(2,717,254)

Total Liabilities and Stockholders' Deficit	$9,750	$	$132,762

See accompanying notes to financial statements.

Catalyst Ventures Incorporated
(A Development Stage Company)
Statements of Operations

	For the Year ended December 31, 2008	For the period September 17, 2007 (Inception) to December 31, 2007	For the Period September 17, 2007 (Inception to December 31, 2008

Revenue	$-	$-	$-

Operating Expenses
Depreciation	651	812	1,463
Executive compensation	200,000	2,400,000	2,600,000
Failed acquisition cost	-	143,200	143,200
Professional services- related party	29,760	55,000	84,760
Deferred acquisition cost written off	6,000	-	6,000
Deposit on investment written off	100,000	-	100,000
Loss on property and equipment	1,143	-	1,143
General and administrative	655,144	224,437	879,581
Total Operating Expenses	992,698	2,823,449	3,816,147

Loss from Operations	(992,698)	(2,823,449)	(3,816,147)

Other Income (Expense)
Interest Expense	33,852	30,055	63,907

Total Other Expense, net	33,852	30,055	63,907

Loss Before Provision For Income Taxes	(1,026,550)	(2,853,504)	(3,880,504)

Provision for Income Taxes	-	-

Net Loss	$(1,026,550)	$(2,853,504)	$(3,880,504)

Net Loss Per Share – Basic and Diluted	$(0.02)	$(0.05)

Weighted average number of shares outstanding	64,300,970	55,041,181
During the period – Basic and Diluted

 See accompanying notes to financial statements.

Catalyst Ventures Incorporated (A Development Stage Company)
Statement of Changes in Stockholder’s Deficit
	Shares	Amount	Additional paid-in capital	Common Stock issued for prepaid services	Common Stock Payable	Deficit accumulated during development stage	Total stockholder’s deficit
Shares issued for services- September 17, 2007	55,000,000	55,000					55,000

Shares issued for cash- September 30, 2007	47,000	47	46,953				47,000

Cash received for common stock payable					34,250		34,250

Net loss for the period September 17, 2007 (inception) to December 31, 2007						(2,853,504)	2,853,504

Balance, December 31, 2007	55,047,000	55,047	46,953		34,250	(2,853,504)	(2,717,254)

Shares issued for cash- January 18, 2008	56,750	57	56,693		(34,250)		22,500

Common stock issued for prepaid services-March 11, 2008	30,000,000	30,000	22,470,000	(22,500,000)

Common stock for prepaid services cancelled- June 9, 2008	(20,000,000)	(20,000)	(14,455,806)	14,475,806

Amortization of prepaid services paid in common stock				576,613			576,613

Contribution of accrued executive compensation and related payroll taxes			2,682,055				2,682,055

Cash received for common stock payable-June 19, 2008					50,000		50,000

Shares issued for common stock payable-July 25, 2008	50,000	50	49,950		(50,000)

Common stock for prepaid services cancelled- August 13, 2008	(10,000,000)	(10,000)	(7,437,581)	7,447,581

Net Loss for the twelve months ended December 31 2007						(1,026,550)	(1,026,550)

Balance, for the year ended December 31, 2008	55,153,750	$55,154	$3,412,264	$-	$-	$(3,880,054)	$(412,636)

See accompanying notes to financial statements.

Catalyst Ventures Incorporated
(A Development Stage Company)
Consolidated Statement of Cash Flows

	For the Year ended December 31, 2008	For the period September 17, 2007 (Inception) to December 31, 2007	For the Period September 17, 2007 (Inception to December 31, 2008
Cash Flows From Operating Activities:
Net Loss	$(1,026,550)	$(2,853,504)	$(3,880,054)
Adjustments to reconcile net loss to net cash used in operations
Shares issued for services	-	55,000	55,000
Deferred acquisition cost written off	6,000		6,000
Deposit on investment written off	100,000		100,000
Depreciation	651	812	1,463
Amortization of prepaid services paid in common stock	576,613	-	576,613
Loss on property and equipment	1,143		1,143
Changes in operating assets and liabilities:
Increase in account payable	6,448	8,000	14,448
Decrease/Increase in accrued expense reimbursement- related party	(214,732)	214,732	-
Decrease/Increase in accrued interest payable-related party	(19,522)	30,055	10,533
Increase in accrued executive compensation	200,000	2,400,000	2,600,000
Increase in accrued payroll taxes	12,324	69,731	82,055
Increase in due to related parties	52,500		52,500
Net Cash Used In Operating Activities	(305,125)	(75,174)	(380,299)

Cash Flows From Investing Activities:
Increase in property and equipment	(982)	(1,624)	(2,606)
Deferred acquisition cost	-	(6,000)	(6,000)
Deposit on investment	-	(100,000)	(100,000)
Net Cash Used In Investing Activities	(982)	(107,624)	(108,606)

Cash Flows From Financing Activities:
Proceeds from note payable- related party	344,905	145,998	490,903
Payments on note payable- related party	(127,498)	(18,500)	(145,998)
Proceeds from sale of common stock	72,500	81,250	153,750
Net Cash Provided By Financing Activities	289,907	208,748	498,655

Net Increase in Cash	(16,200)	25,950	9,750

Cash at Beginning of Period	25,950	-	-

Cash at End of Period	$9,750	25,950	9,750

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-
Non-cash transaction:

Common stock issued for prepaid services	$22,500,000	$55,000	$22,500,000

Common stock issued for prepaid services cancelled	$21,923,387	$-	$21,923,387

Contribution of accrued executive compensation and related payroll taxes	$2,682,055	$-	$2,682,055

See accompanying notes to financial statements.

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

The business of the Company has transitioned from energy consulting to that of venture development focusing in the disruptive technology and new media industries.  The Company is considered a development stage company and in accordance with Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”.

Cash and Equivalents

For the purpose of the statement of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2008.

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

The Company has reviewed its investment for impairment as of December 31, 2008 and has decided to take a full write-off of this investment totaling $100,000 because management feels that there is no significant operations or revenues in the Investee company to substantiate a value on our financial statements.

Revenue Recognition

The Company has not recognized any revenues as of December 31, 2008.  The Company will recognize revenues from venture development engagements when all of the following criteria for revenue recognition have been met; pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured.  The Company will primarily derive its revenue from venture development.

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

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the statement of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock.  For the periods ended December 31, 2008 and December 31, 2007, the denominator in the diluted EPS computation is the same as the denominator for basic EPS because the Company has no stock options and warrants outstanding.

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

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis in the accompanying balance sheet.  The Company’s financial instruments consist of cash and payables.  The carrying amounts of the Company’s financial instruments approximate their fair values as of December 31, 2008 due to their short-term nature.

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

In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of SFAS 157 will change current practice.  The provisions of SFAS 157 are effective as of the beginning of the Company’s 2008 fiscal year.  The Company has adopted the provisions of SFAS 157 and the adoption of this standard did not have an impact on the financial position or the results of the Company’s operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for the Company with respect to business combinations for which the acquisition date is on or after January 1, 2009.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on the consolidated financial position, results of operations, and disclosures.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of non-controlling owners. SFAS 160 is effective for the Company as of January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on the consolidated financial position, results of operations, and disclosures.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a simplified method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of plain vanilla share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

Fiscal Year End

The Company’s fiscal year end is December 31.

Note 2: Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has accumulated net losses of $3,880,054 during the period from September 30, 2007 (Inception) to December 31, 2008.  The Company’s current liabilities exceed its current assets by $412,636 as of December 31, 2008.

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

As of December 31, 2008 the Company has paid $100,000 for the Debt/Equity Investment. The transaction being negotiated by OGPC had not been finalized as of December 31, 2008.  Due to management concerns about the value of the Investment it was written off during the year ended December 31, 2008.

Note 4: Note Payable

On September 19, 2008, ZumaHedgeFund, LLC (hereafter “ZumaHedgeFund”), a company managed by the brother of our current Chief Executive Officer, purchased two debts described below from related parties.  At the time of purchase, the total outstanding principal and accrued interest amounts totaled $344,905.  The debts purchased and on November 13, 2008 were amended and consolidated into a single convertible note that bears interest at 12% per annum and has a maturity date of December 31, 2009.  The note has accrued interest totaling $10,319 as of December 31, 2008.  The new convertible note can also be converted into stock at $0.10 per share at the request of the holder through December 31, 2009.

The Board of Directors of the Company approved the reimbursement to Kenneth Green, an officer and director of the Company of costs and expenses paid by Mr. Green on behalf of the Company totaling $216,275 as of December 31, 2008 (totaling $214,732 as of December 31, 2007).  The reimbursement relates to costs and expenses paid by Mr. Green prior to the organization of the Company including costs and expenses associated with a failed acquisition.  The total liability accrued interest at 10% per annum with accrued interest totaling $42,519 as of September 30, 2008.  This debt was purchased by ZumaHedgeFund on October 1, 2008 and consolidated with other outstanding debts into a note accruing interest at 12% per annum and with a maturity date of December 31, 2009.

On September 18, 2007, the Company entered into a line of credit promissory note with Kenneth Green, an officer and director of the Company.  The note is due upon demand and accrued interest at 10% per annum.  During the period of September 17, 2007 (Inception) to September 30, 2008, Mr. Green advanced a total of $145,998 (127,498 as of December 31, 2007) under the note of which the Company repaid a total of $70,743 through September 30, 2008.  The note accrued interest at 10% totaling $10,856 through September 30, 2008.  This debt was purchased by ZumaHedgeFund on October 1, 2008 and consolidated with other outstanding debts into a note accruing interest at 12% per annum and with a maturity date of December 31, 2009.

Note 5: Other Related Party Transactions

On September 17, 2007, the Company hired Kenneth Green to serve as the President of the Company.  Mr. Green will be paid an annual salary of $400,000.  Mr. Green will also be paid an annual director’s fees of $200,000.  The company paid Mr. Ken Green the sum of $29,210 for consulting services in the period ended September 30, 2008 and the sum of $55,000 in the period ended September 30, 2007.  These sums were made prior to June 30, 2008 and any ongoing fees relating to this agreement have been suspended as of June 30, 2008.

On September 17, 2007, the Company hired Patricia Hendricks to serve as the Secretary and Treasurer of the Company.  Ms. Hendricks will be paid an annual salary of $100,000.  Ms. Hendricks is also being paid an annual director’s fees of $100,000.  All fees relating to this agreement have been suspended as of June 30, 2008.

The Board of Directors of the Company authorized payments to Mr. Green and Ms. Hendricks of the annual salaries and director fees for years 2005, 2006 and 2007.  Accordingly, the Company charged $2,400,000 plus the associated payroll taxes of approximately $69,731 to its operation in 2007.  An additional amount of $200,000 in salaries and director fees and $12,324 in payroll taxes were charged to operations in 2008.

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

On March 8, 2008 the Company entered into a professional services contract with Catalyst Financial Group, Inc. (“CFGI”) wherein for a term of five years CFGI will provide the company with business development and executive corporate strategic planning.  The Company issued 5,000,000 of restricted common stock as compensation for the services to be performed (see Note 8).  Kenneth Green is the Chief Executive Officer, director and shareholder of CFGI.   This contract was cancelled and the stock was returned to the company as part of the return of 30,000,000 (See Note 8).

On October 1, 2008, the Company entered into a one-year professional services contract with majority shareholder WorldVest Equity, Inc. (WVE) through its wholly owned operating subsidiary, WorldVest, LLC (WorldVest).  WorldVest will provide the Company with business development and corporate strategic planning.  The Company agreed to pay $10,000 per month to WorldVest pursuant to this contract.  Garrett K. Krause is the Executive Chairman of WorldVest Equity, Inc. and Managing Director of WorldVest.  As of December 31, 2008, the Company owed $30,000 to WorldVest pursuant to this contract.

On November 30, 2008, the Company entered into a line of credit promissory note with Zuma Investment Partners (Zuma), whereby Zuma paid a total of $3,500 on behalf of the Company to various professionals for services rendered.

On November 30, 2008, the Company entered into a line of credit promissory note with WorldVest Equity, Inc., whereby WVE paid a total of $9,000 on behalf of the Company to various professionals for services rendered.  At the same time, WVE extended an additional $10,000 to the Company within this line of credit to cover short term operating expenses.

Note 6: Equity

Pursuant to a stock purchase agreement as of September 18, 2008, Catalyst Holding Group, LLLP, an entity owned by the Company’s former Chief Executive Officer, transferred 51,000,000 shares of the Company’s common stock to Wilmington Rexford International, Inc. for a price of twenty thousand dollars ($20,000).  On November 13, 2008, Wilmington Rexford International, Inc, assigned 20,000,000 shares of the common stock to Wilmington WorldVest Partners, 20,000,000 shares to CaboWest Group, Inc. and 11,000,000 shares to Javalon Investment Partners. The total of 51,000,000 shares represents 92.47% of our issued and outstanding common stock. Garrett K Krause is the beneficial owner of Wilmington WorldVest Partners, Inc., CaboWest, and Javalon Investment Partners.

On September 17, 2007, the Company issued 55,000,000 shares of restricted stock in exchange for consulting services rendered valued at $55,000.  The common stock was issued to entities that are controlled and owned by the company’s former Chief Executive Officer.  The shares were valued at the fair value of the services.

On September 30, 2007, the Company issued 47,000 shares of its common stock in exchange for a subscription receivable of $47,000.  On October 3, 2007, the Company received $47,000 and reduced its subscription receivable balance.

In December 2007, the Company received $34,250 in payment of subscriptions for 34,250 shares of common stock.  As the shares of common stock were issued January 18, 2008, the Company recorded a common stock payable for the $34,250 on December 31, 2007.

On January 18, 2008 the Company issued 22,500 shares of its Common stock for 22,500 in cash.

On June 9, 2008 the company cancelled 20,000,000 shares pursuant to the cancellation of the consulting contracts (see Note 8).

On June 19, 2008, the Company received $50,000 in payment for 50,000 shares of unrestricted common stock. As the shares were issued in July 2008, the Company recorded the $50,000 as a common stock payable.

On July 25, 2008 the Company Issued 50,000 shares in satisfaction of common stock payable totaling $50,000.

On August 13, 2008 the company cancelled 10,000,000 shares pursuant to the cancellation of the consulting contracts (Note 8).

Note 7: Deferred Acquisition Cost

The Company formerly attempted to acquire Stephens Oil Company Incorporated, Aviation Atlanta Incorporated and Ingram Flying Service, Incorporated and in April 2008 executed buy/sell agreements with each of three companies (see 8, Commitments and Contingencies).  As a part of the negotiations for these acquisitions the Company paid legal fees associated with the efforts totaling $6,000.  The $6,000 was recognized as deferred acquisition costs.   Due to the fact that the agreements are in default and any new agreements to complete this acquisition will have to be renegotiated, the deferred acquisition costs were written off during the year ended, December 31, 2008.

Note 8: Commitments and Contingencies

On December 5, 2007 and March 8, 2008 the Company entered into six contracts to provide professional services in return for 20,000,000 and 10,000,000 shares of restricted common stock respectively, including 5,000,000 shares of restricted common stock issued to Catalyst Financial Group, Inc., (see Note 5).  All of the agreements have been assigned an effective date concurrent with the date of issuance of the stock, which is March 18, 2008.  The stock has been valued at $.75 (seventy five cents) per share, as the estimated fair market value of the common stock.  Accordingly on March 18, 2008, $22,500,000 in prepaid professional fee contracts was recorded on the books of the Company.  The prepaids were to be amortized over the lives of the contracts, which bear either one year or five years terms.  As of this time all six contracts have been cancelled and the 30,000,000 shares have been returned to treasury.

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

In April 2008 the Company executed a buy/sell agreement with Stephens Oil Company Incorporated (“SOCI”) wherein the Company agreed to exchange 905,000 shares of its common stock for all of the issued and outstanding voting common stock of SOCI.  The Company may elect, in lieu of a stock for stock exchange, to purchase all of the issued and outstanding voting common stock of SOCI for $905,000.  Further the Company has an option to purchase certain real property associated with the operations of SOCI for the properties fair market value as established by independent MAI appraisal.  The agreement provided for a closing date in October 2008 and is contingent only upon the receipt and review by the Company of audited financial statements of SOCI.  At this time these agreement remain unclosed and in default and the company plans take no further action with regard to this transaction.

Also in April 2008 the Company executed a buy/sell agreement with Aviation Atlanta Incorporated (“AAI”) wherein the Company agreed to exchange 3,000,000 shares of its common stock for all of the issued and outstanding voting common stock of AAI.  The Company may elect, in lieu of a stock for stock exchange, to purchase all of the issued and outstanding voting common stock of AAI for $3,000,000.  The agreement provides for a closing date in October 2008 and is contingent only upon the receipt and review by the Company of audited financial statements of AAI. At this time these agreement remain unclosed and in default and the company plans take no further action with regard to this transaction.

Also in April 2008 the Company executed a buy/sell agreement with Ingram Flying Service, Incorporated (“IFSI”) wherein the Company agreed to exchange 900,000 shares of its common stock for all of the issued and outstanding voting common stock of IFSI.  The Company may elect, in lieu of a stock for stock exchange, to purchase all of the issued and outstanding voting common stock of IFSI for $900,000.  The agreement provides for a closing date in October 2008 and is contingent upon both the receipt and review by the Company of audited financial statement of IFSI and approval by the City Council of Dalhart, Texas of the transaction. At this time these agreement remain unclosed and in default and the company plans take no further action with regard to this transaction.

Note 9: Subsequent Events

On April 9, 2009, Wilmington WorldVest Partners, CaboWest Group, and Javalon Investment Partners sold an aggregate 51,000,000 shares of Catalyst Ventures common stock to WorldVest Equity, Inc., a Global Merchant Bank located in Los Angeles California for a price of three hundred thousand dollars ($300,000).  The total of 51,000,000 shares represents 92.47% of our issued and outstanding common stock.  Garrett K. Krause is the Executive Chairman of WorldVest Equity, Inc.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is L.L. Bradford & Company, LLC, CPAs, independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2008, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have one Director and Officer as follows:

NAME	AGE	POSITION
Garrett K. Krause	42	President/Director

The business background description of the sole officer and director:

Mr. Garrett K. Krause: For over 22 years, Garrett K. Krause has invested successfully in emerging early and mid market companies. With over 50 global transaction completed, Mr. Krause’s investments and stewardship have created aggregate company values in excess of $1 Billion.  A true entrepreneur, at the age of 18, while still in University, he was on the cutting edge of the 1980’s software explosion as the inventor of the first generation of PC based retail inventory point of sale systems.  In 1990, Mr. Krause sold his software technology to the world’s leading cash register manufacturer and spent the next 22 years in a niche market of sourcing, analyzing and financing new cutting edge global technology ventures.  Mr. Krause has been involved for the past 22 years as a lead investor, principal, and consultant in many Merger and Acquisition deals along with numerous global Venture Capital investments.

Mr. Krause is currently Managing Director of WorldVest Equity, Inc. (OTC: WVVEF) and Wilmington Rexford International, Inc.  Mr. Krause also sits as a Director of Barotex Technology Corporation (OTC: BARX) as well as the boards of many other private companies.

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

In 1994 Mr. Krause made a $300,000 investment in a company located in Las Vegas, Nevada and due to some previous issues with the founder not disclosed within the transaction, legal action was taken and Mr. Krause was added as a second defendant.  Several years later, the lawsuit became dormant due to the death of the principal defendant.  Mr. Krause wrongly took the assumption that his lawyer had the case dismissed.  In 1997, the plaintiff went to court and obtained a $30 million default judgment against Mr. Krause personally by serving him at a previous address.  After becoming aware of the personal judgment against him in late 1999, Mr. Krause’s spent several years fighting through the Nevada court system seeking a day in court.  Mr. Krause and his counsel heavily disputed the allegations, findings and facts which led to the default judgment.  In October of 2005 at the advice of his legal counsel, Mr. Krause filed personal Bankruptcy in an effort to move the case from local Nevada courts to the Federal Bankruptcy Court where he felt he would finally be granted a hearing and an opportunity to dispute the merits of the judgment.  In the first hearing on this case the Bankruptcy Judge dismissed the judgment with prejudice and the case and Mr. Krause’s Bankruptcy was immediately discharged.  This decision held up on appeal and the case was settled before the results of the Appeal to the Supreme Court.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so.  We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five (5) years, none of our directors, executive officers, promoters, control persons, or nominees has been:

»
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

»	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

»
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

»	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2008.

Auditors; Code of Ethics; Financial Expert

We do not have an audit committee financial expert.  We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.  Furthermore, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with any of our executives or directors.

THIS SECTION INTENTIONALLY LEFT BLANK

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2008 and 2007 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

(1)Garrett K. Krause President, Chief Executive Officer, Chief Financial Officer	2008	$30,000	0	0	0	0	0	0	$0
	2007	$0	0	0	0	0	0	0	$0

Kenneth Green	2008	$150,000	0	0	0	0	0	0	$150,000
Founder, Chairman, and CEO	2007	$1,800,000	0	54,000	0	0	0	0	$1,854,000

Patricia Hendricks, Secretary/Treasurer, and Director	2008	$50,000	0	0	0	0	0	0	$50,000
	2007	$600,000	0	1,000	0	0	0	0	$601,000

1.
On October 1, 2008, the Company entered into a one year professional services contract WorldVest Equity, Inc. through its wholly owned operating subsidiary WorldVest, LLC (WorldVest). WorldVest will provide the Company with business development and executive corporate strategic planning.  The Company agreed to pay $10,000.00 per month to WorldVest pursuant to this contract.  Garrett K. Krause is the Chief Executive Officer, director and shareholder of WorldVest.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.
Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

WorldVest Equity, Inc.(1) 2049 Century Park East Suite 4200 Los Angeles, CA, 90067	51,000,000	92.47%

All Executive Officers	51,000,000	92.47%
and Directors as a Group
(1 person)

(1)	Garrett K. Krause is the Executive Chairman of WorldVest Equity, Inc. and is sole officer and director.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We currently use the offices of management at no cost to us.

On April 9, 2009, Wilmington WorldVest Partners, CaboWest Group, and Javalon Investment Partners sold an aggregate 51,000,000 shares of Catalyst Ventures common stock to WorldVest Equity, Inc., a Global Merchant Bank located in Los Angeles California for a price of three hundred thousand dollars ($300,000).  The total of 51,000,000 shares represents 92.47% of our issued and outstanding common stock.  Garrett K. Krause is the Executive Chairman of WorldVest Equity, Inc.

In addition we will work closely with WorldVest Equity, Inc. (hereafter “WorldVest”), which is a global merchant bank and our majority shareholder.  WorldVest provides capital raising and venture services, as well as extensive global relationships to enhance and support the development of the Company’s portfolio investments.  Among those relationships is a unique, proprietary business license in China that allows WorldVest, and any related subsidiaries, to conduct consulting and advisory business in China without the need for any Chinese partners.  Additionally, WorldVest has established equally beneficial relationships with the business communities and governments of Brazil and Korea.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

Audit Fees

For the fiscal year ended December 31, 2008, and the period ended December 31, 2007, the Company was billed approximately $22,000 and $9,000 respectively for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the fiscal year ended December 31, 2008 and for the period ended December 31, 2007, the Company did not incur any other fees related to the completion of its audits.

Tax Fees

For the fiscal year ended December 31, 2008 and for the period ended December 31, 2007, the Company did not incur any other fees related to services rendered by our tax professional.

All Other Fees

For the fiscal year ended December 31, 2008 and for the period ended December 31, 2007, the Company did not incur any other fees related to services rendered by our principal accountant.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Reports on Form 8-K and Form 8K-A

We filed a Form 8-K on November 18, 2009 based on a change in control.

(b)	Exhibits

14                  Code of Ethics *

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

* Filed with the  Form 10-KSB filed with the SEC on May 20, 2008

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALYST VENTURES INCORPORATED

Date: April 15, 2009	By:	/s/ Garrett K. Krause
Garrett K. Krause Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Garrett K. Krause	Chief Executive Officer	April 15, 2009
Garrett K. Krause	Chief Financial Officer, and Director