Form 10-Q
period 2009-03-31
Catalyst Ventures Inc
filed 2009-05-15
CIK 1416712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

  (310) 277-1513
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2009, 55,153,750 shares of Common Stock

CATALYST VENTURES INCORPORATED

FORM 10-Q

March 31, 2009

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

SIGNATURE

 Item 1. Financial Information

Catalyst Ventures Incorporated
(A Development Stage Company)
Balance Sheets

	March 31, 2009	December 31, 2008
	(unaudited)
Assets

Current assets:
Cash	$6,713	$9,750
Total current assets	6,713	9,750

Total Assets	$6,713	$9,750
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$16,421	$14,448
Notes payable - related party	344,905	344,905
Due to related parties	92,500	52,500
Accrued interest payable - related party	21,440	10,533
Total current liabilities	475,266	422,386

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.001 par value, 10,000,000 shares
authorized, no shares issued or outstanding
Common stock, $.001 par value, 100,000,000 shares authorized
55,153,750 shares issued and outstanding	55,154	55,154
Additional paid in capital	3,412,264	3,412,264
Deficit accumulated during development stage	(3,935,971)	(3,880,054)
Total stockholders’ deficit	(468,553)	(412,636)

Total liabilities and stockholders’ deficit	$6,713	$9,750

The accompanying notes are an integral part of these financial statements.

Catalyst Ventures Incorporated
(A Development Stage Company)
Statement of Operations (unaudited)

	For the three months ended	For the three months ended	For the period September 17, 2007 (Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

Income	$-	$-	$-

Expenses
Professional services - related party	5,000	26,210	89,759
Failed acquisition costs	-	-	143,200
Executive compensation	-	200,000	2,600,000
General & administrative expenses	40,010	580,008	919,591
Depreciation expense	-	217	1,463
Deposit on investment written off	-	-	100,000
Deferred acquisition costs written off	-	-	6,000
Loss on property and equipment	-	-	1,143
Total expenses	45,010	806,435	3,861,156

Net operating (loss)

Other expense
Interest expense - related party	10,907	7,980	74,815
Total other expense	10,907	7,980	74,815

Net loss before provision for income taxes	(55,917)	(814,415)	(3,935,971)

Provision for income taxes	-	-	-

Net (loss)	$(55,917)	$(814,415)	$(3,935,971)

Weighted average number of common
shares outstanding - basic and fully diluted	55,153,750	61,686,555

Net loss per share - basic and fully diluted	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements.

Catalyst Ventures Incorporated (A Development Stage Company) Statement of Stockholders' Deficit

						Deficit
				Common		Accumulated
			Additional	Stock Issued	Common	During	Total
	Common Stock		Paid-In	for Prepaid	Stock	Development	Stockholders'
	Shares	Amount	Capital	Services	Payable	Stage	Deficit

Shares issued for services - September 17, 2007	55,000,000	$55,000	$-			$-	$55,000

Shares issued for cash - September 30, 2007	47,000	47	46,953				47,000

Cash received for common stock payable					34,250		34,250

Net loss for the period

September 17, 2007 (inception) to December 31, 2007						(2,853,504)	(2,853,504)

Balance, December 31, 2007	55,047,000	55,047	46,953		34,250	(2,853,504)	(2,717,254)

Shares issued for cash - January 18, 2008	56,750	57	56,693		(34,250)		22,500

Common stock issued for prepaid services - March 11, 2008	30,000,000	30,000	22,470,000	(22,500,000)

Common stock for prepaid services cancelled - June 9, 2008	(20,000,000)	(20,000)	(14,455,806)	14,475,806

Amortization of prepaid services paid in common stock				576,613			576,613

Contribution of accrued executive compensation and related payroll taxes			2,682,055				2,682,055

Cash received for common stock payable June 19, 2008					50,000		50,000

Catalyst Ventures Incorporated

(A Development Stage Company)

Statement of Stockholders' Deficit (continued)

Shares issued for common stock payable- July 25, 2008	50,000	50	49,950			(50,000)

Common stock for Prepaid services cancelled - August 13, 2008	(10,000,000)	(10,000)	(7,437,581)	7,447,581

Net loss for the twelve months ended December 31, 2008	-	-	-	-		-	(1,026,550)	(1,026,550)

Balance, December 31, 2008 (audited)	55,153,750	55,154	3,412,264	-		-	(3,880,054)	(412,636)

Net loss for the three months ended March 31, 2009							(55,917)	(55,917)

Balance, March 31, 2009 (unaudited)	55,153,750	$55,154	$3,412,264	$	$		$(3,935,971)	$(468,553)

The accompanying notes are an integral part of these financial statements.

Catalyst Ventures Incorporated
(A Development Stage Company)
Statements of Cash Flows (unaudited)
	For the three Months ended March 31, 2009	For the three Months ended March 31, 2008	For the period September 17, 2007 (Inception) to March 31, 2009

Net loss	$(55,917)	$(814,415)	$(3,935,971)

Adjustments to reconcile net loss to
net cash used by operating activities: Shares issued for services			55,000
Depreciation expense	-	217	1,463
Amortization of prepaid services paid in common stock	-	576,613	576,613
Deferred acquisition costs written off	-	-	6,000
Deposit on investment written off	-	-	100,000
Loss on property and equipment			1,143

Changes in operating assets and liabilities:
Increase in accounts payable	1,973	-	16,421
Increase in due to related parties	40,000	-	92.500
Decrease/Increase in accrued expense reimburse-	-	1,543	-
Decrease/Increase in accrued interest payable - related party	10,907	7,980	21,440
Increase in accrued executive compensation	-	200,000	2,600,000
Decrease/Increase in accrued payroll taxes	-	12,324	82,055

Net cash used by operating activities	(3,037)	(15,738)	(383,336)

Cash flows from investing activities
Increase in property and equipment	-	(982)	(2,606)
Deferred acquisition costs	-	-	(6,000)
Deposit on investment	-	-	(100,000)

Net cash used by investing activities	-	(982)	(108,606)

Cash flows from financing activities
Proceeds from notes payable - related party	-	-	490,903
Payments on notes payable - related party	-	(31,700)	(145,998)
Proceeds from sale of common stock	-	22,500	153,750

Net cash provided from financing activities	-	(9,200)	498,655

Net increase (decrease)/increase in cash	(3,037)	(25,920)	6,713

Cash - beginning	9,750	25,950	-

Cash - ending	$6,713	$30	$6,713

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Common stock issued for prepaid services	$-	$22,500,000	$22,500,000
Common stock for prepaid services cancelled	$-	$-	$21,923,387
Contribution of accrued executive compensation and related party payroll taxes	$-	$-	$2,682,055

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

The business of the Company is that of equity development focusing in the disruptive technology and new media industries.  We seek to become a robust equity development company supporting early and late-stage companies alike in high-growth geographic markets including North America, the BRIC countries (Brazil, Russia, India, and China), and South Korea.

The Company is considered a development stage company and in accordance with Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Basis of Presentation

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).  Management has included all nominal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented.  Interim results are not necessarily indicative results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the 2008 annual report filed on Form 10-K.

Cash and Equivalents

For the purpose of the statement of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2009.

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

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the statement of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock.  For the periods ended March 31, 2009 and 2008 the denominator in the diluted EPS computation is the same as the denominator for basic EPS because the Company has no stock options and warrants outstanding.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), to address the challenges in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This FSP is effective for interim and unusual reporting periods ending after June 15, 2009.  We have concluded that FSP FAS 157-4 will not have an impact on our consolidated financial statements upon adoption.

Fiscal Year End

The Company’s fiscal year end is December 31.

Note 2: Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has accumulated net losses of $3,935,971 from the period September 30, 2007 (Inception) to March 31, 2009.  The Company’s current liabilities exceed its current assets by $468,553 as of March 31, 2009.

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

Note 3: Note Payable

On September 19, 2008, ZumaHedgeFund, LLC (hereafter “ZumaHedgeFund”), a company managed by the brother of our current Chief Executive Officer, purchased two debts described below from related parties.  At the time of purchase, the total outstanding principal and accrued interest amounts totaled $344,905.  The debts purchased and on November 13, 2008 were amended and consolidated into a single convertible note that bears interest at 12% per annum and has a maturity date of December 31, 2009.  The note has accrued interest totaling $20,524.20 as of March 31, 2009.  The new convertible note can also be converted into stock at $0.10 per share at the request of the holder through December 31, 2009.

The Board of Directors of the Company approved the reimbursement to Kenneth Green, an officer and director of the Company of costs and expenses paid by Mr. Green on behalf of the Company totaling $216,275 as of December 31, 2008 (totaling $214,732 as of December 31, 2007).  The reimbursement relates to costs and expenses paid by Mr. Green prior to the organization of the Company including costs and expenses associated with a failed acquisition.  The total liability accrued interest at 10% per annum with accrued interest totaling $42,519 as of September 30, 2008.  This debt was purchased by ZumaHedgeFund on October 1, 2008 and consolidated with other outstanding debts into a note accruing interest at 12% per annum and with a maturity date of December 31, 2009.  The note has accrued interest totaling $20,524.20 as of March 31, 2009, as discussed above.

On September 18, 2007, the Company entered into a line of credit promissory note with Kenneth Green, an officer and director of the Company.  The note is due upon demand and accrued interest at 10% per annum.  During the period of September 17, 2007 (Inception) to September 30, 2008, Mr. Green advanced a total of $145,998 (127,498 as of December 31, 2007) under the note of which the Company repaid a total of $70,743 through September 30, 2008.   This debt was purchased by ZumaHedgeFund on October 1, 2008 and consolidated with other outstanding debts into a note accruing interest at 12% per annum and with a maturity date of December 31, 2009.  The note has accrued interest totaling $20,524.20 as of March 31, 2009, as discussed above.

Note 4: Other Related Party Transactions

On September 17, 2007, the Company hired Kenneth Green to serve as the President of the Company.  Mr. Green was to be paid an annual salary of $400,000.  Mr. Green was also to be paid an annual director’s fees of $200,000.

On September 17, 2007, the Company hired Patricia Hendricks to serve as the Secretary and Treasurer of the Company.  Ms. Hendricks was to be paid an annual salary of $100,000.  Ms. Hendricks was also to be paid an annual director’s fees of $100,000.

The Board of Directors of the Company authorized payments to Mr. Green and Ms. Hendricks of both the annual salary and director fees for years 2005, 2006 and 2007.  Accordingly the Company accrued executive compensation totaling $2,600,000 and the associated payroll taxes of approximately $82,055 through the period ending March 31, 2008.

The company paid Mr. Ken Green the sum of $29,210 for consulting services in the period ended September 30, 2008 and the sum of $55,000 in the period ended September 30, 2007.  These sums were made prior to June 30, 2008 and any ongoing fees relating to the agreements with Mr. Green and Ms. Hendricks have been suspended as of June 30, 2008.

In 2008, Mr. Green and Ms. Hendricks agreed to waive payment of the accrued compensation of $2,600,000 and the Company classified this accrual and the related payroll taxes of $82,055 as additional paid-in capital.  On November 13, 2008, Kenneth S. Green resigned as our President, Chief Executive Officer and Chairman of the Board of Directors, and Patricia Hendricks resigned from her position as our Secretary, Treasurer and member of the Board of Directors. Their resignations were not the result of any disagreement with us on any matter relating to our operations, policies and practices.

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

On October 1, 2008, the Company entered into a one-year professional services contract with majority shareholder WorldVest Equity, Inc. (WVE) through its wholly owned operating subsidiary, WorldVest, LLC (WorldVest).  WorldVest will provide the Company with business development and corporate strategic planning.  The Company agreed to pay $10,000 per month to WorldVest pursuant to this contract.  Garrett K. Krause is the Executive Chairman of WorldVest Equity, Inc. and Managing Director of WorldVest.  As of March 31 2009, the Company owed $60,000 to WorldVest pursuant to this contract.

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

Note 5: Equity

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

Note 6: Commitments and Contingencies

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

On June 9, 2008 the Company cancelled four of the six contracts to provide professional services and the stock certificates for 20,000,000 shares of the restricted common stock, which represented all of the stock issued for those contracts, were also cancelled and returned to the Company.  The related prepaid professional fees recorded on the books of the Company of $15,000,000 less $576,613 of the prepaid professional fees which were amortized and expensed as of the period ended March 31, 2008, have been reversed on the books of the Company as of June 30, 2008.  The agreements provide for the development and implementation of advertising and marketing programs and concurrent efforts at business development.

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

Note 7: Subsequent Events

On April 9, 2009, Wilmington WorldVest Partners, CaboWest Group, and Javalon Investment Partners sold an aggregate 51,000,000 shares of Catalyst Ventures common stock to WorldVest Equity, Inc., a Global Merchant Bank located in Los Angeles California for a price of three hundred thousand dollars ($300,000).  The total of 51,000,000 shares represents 92.47% of our issued and outstanding common stock.  Garrett K. Krause is the Executive Chairman of WorldVest Equity, Inc. and will be deemed a beneficial owner of 92.47% of the fully diluted WorldVest Equity, Inc. stock through investment companies and trusts for which Garrett K. Krause is either Executive Chairman and/or Managing Director.

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

Plan of Operations

During the next twelve months, we seek to identify, invest-in, and develop early and late-stage investment opportunities on a global basis.  At this time we have identified a limited number of unique transactions located in the United States, China, Brazil, and South Korea.  Going forward, though our global business development channels, seek to identify additional, high-caliber investment targets and raise capital through a Regulation D private placement offering.

Limited Operating History

We have generated approximately one full year of financial information and have not previously demonstrated that we will be able to expand our business through an increased investment in our product line and/or marketing efforts. We cannot guarantee that the expansion efforts and business objectives described in this Registration Statement will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our new products and/or sales methods.

If financing is not available on satisfactory terms, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.

Results of Operations

For the period from inception through March 31, 2009, we had no revenue. Expenses for the three months ended March 31, 2009 totaled $55,917 resulting in a loss of $55,917. Expenses of $55,917 for the period consisted of $40,010 for general and administrative expenses, $5,000 for professional services-related party, and $10,907 for interest expenses - related party.

Expenses for the three months ended March 31, 2008 totaled $ 814,415 resulting in a loss of $ 814,415. These expenses consisted of $26,210 for professional fees - related party, $200,000 for executive compensation, $580,008 for general & administrative expenses, $217 for depreciation expense, and $7,980 for interest expense.

Capital Resources and Liquidity

As of March 31, 2009 we had $ 6,713 in cash, $6,713 in total assets and $475,266 in total current liabilities. The Company’s current liabilities exceed its current assets by $468,553 as of March 31, 2009.

We believe we can satisfy our cash requirements for the next twelve months with our current cash, expected revenues and continued funding from WorldVest Equity, Inc..  At this time the company has an agreement from ZumaHedgeFund, LLC whereby they will continue to accrue the interest on the debt as they intend to convert their debt into common stock over the next 12 months.  However, completion of our plan of operation is subject to attaining adequate revenue and additional financing. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our profit, revenue, and growth goals.

We will work closely with WorldVest Equity, Inc. (hereafter “WorldVest”), which is a global merchant bank and our majority shareholder.  WorldVest provides capital raising and venture services, as well as extensive global relationships to enhance and support the development of the Company’s portfolio investments.  Among those relationships is a unique, proprietary business license in China that allows WorldVest, and any related subsidiaries, to conduct consulting and advisory business in China without the need for any Chinese partners.  Additionally, WorldVest has established equally beneficial relationships with the business communities and governments of Brazil and South Korea.

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

The Company reviewed its investment for impairment as of December 31, 2008 and decided to take a full write-off of this investment because management felt that there were no significant operations or revenues in the Investee Company to substantiate a value on our financial statements.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), to address the challenges in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This FSP is effective for interim and unusual reporting periods ending after June 15, 2009.  We have concluded that FSP FAS 157-4 will not have an impact on our consolidated financial statements upon adoption.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”),of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

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

CATALYST VENTURES INCORPORATED

Date: May 14, 2009	By:	/s/ GARRETT K. KRAUSE
GARRETT K. KRAUSE
Chairman, CEO, and Director