Form 10-Q
period 2009-06-30
WORLDVEST, INC.
filed 2009-08-21
CIK 1416712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

WORLDVEST, INC.
 (Exact name of registrant as specified in Charter

FLORIDA	333-147529	27-0586475
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

2049 Century Park East, Suite 4200, Los Angeles, CA 90067
 (Address of Principal Executive Offices) (Zip Code)
 _______________

  (310) 277-1513
 (Registrants Telephone number, including area code)
_______________

Catalyst Ventures Incorporated
 (Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 21, 2009: 55,153,750 shares of Common Stock

WORLDVEST, INC.

FORM 10-Q

June 30, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WorldVest, Inc.
(A Development Stage Company)
(formerly Catalyst Ventures Incorporated)
Combined Balance Sheets
(Unaudited)

	June 30,	December 31,
	2009	2008

Assets

Current assets:
Cash	$112,341	$37,636
Prepaid expenses	17,040	-
Notes receivable	206,239	-
Accrued interest receivable	2,494	-
Total current assets	338,114	37,636

Property and equipment, net of accumulated depreciation	23,549	-
Investment in Ascher Decisions	124,500	-
Deferred acquisition costs	650,000	-

Total assets	$1,136,163	$37,636

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$25,925	$14,049
Notes payable - related parties	2,074,339	419,594
Accrued interest payable - related parties	89,546	10,533
Total current liabilities	2,189,810	444,176

Long-term liabilities:
Convertible debenture, net of discount	3,079,091	-
Total long-term liabilities	3,079,091	-

Total liabilities	5,268,901	444,176

Commitments and contingencies

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of June 30, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 55,153,750 and 55,153,750 shares issued and outstanding
as of June 30, 2009 and December 31, 2008, respectively	55,154	55,154
Additional paid-in capital	6,354,037	3,412,264
(Deficit) accumulated during development stage	(10,541,929)	(3,873,958)
Total stockholders' (deficit)	(4,132,738)	(406,540)

Total liabilities and stockholders' (deficit)	$1,136,163	$37,636

See Accompanying Notes to Combined Financial Statements

WorldVest, Inc.
(A Development Stage Company)
(formerly Catalyst Ventures Incorporated)
Combined Statements of Operations
(Unaudited)

	For the	For the	For the	For the	September 17,
	three months	three months	six months	six months	2007
	ended	ended	ended	ended	(inception) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009

Income	$2,320	$-	$27,320	$-	$27,320

Expenses:
Professional services - related party	-	3,000	-	29,210	-
Rent expense	44,416	-	88,832	-	88,832
Executive compensation	-	-	-	200,000	2,600,000
General and administrative expenses	374,002	25,479	530,366	605,487	1,490,283
Depreciation expense	1,290	217	1,673	434	1,463
Loss on property, plant and equipment	-	-	-	-	1,143
Failed acquisition costs	-	-	-	-	143,200
Deferred acquisition costs written off	-	-	-	-	6,000
Deposit on investment written off	-	-	-	-	100,000

Total expenses	419,708	28,696	620,871	835,131	4,430,921

Net operating (loss)	(417,388)	(28,696)	(593,551)	(835,131)	(4,403,601)

Other income/(expense)
Other income	24,734	-	31,969	-	31,969
Interest expense - related parties	(81,020)	(7,849)	(106,389)	(15,829)	(170,297)
Total other income/(expense)	(56,286)	(7,849)	(74,420)	(15,829)	(138,328)

Net (loss) before provision for income taxes	(473,674)	(36,545)	(667,971)	(850,960)	(4,541,929)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(473,674)	$(36,545)	$(667,971)	$(850,960)	$(4,541,929)

Weighted average number of common shares	55,153,750	80,488,365	55,153,750	71,087,460
outstanding - basic and fully diluted

Net (loss) per common share - basic and fully diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

See Accompanying Notes to Combined Financial Statements

WorldVest, Inc.
(A Development Stage Company)
(formerly Catalyst Ventures Incorporated)
Combined Statement of Stockholders' (Deficit)
(unaudited)

				Common		Deficit
				Stock		Accumulated
			Additional	Issued for	Common	During	Total
	Common Shares		Paid-In	Prepaid	Stock	Development	Stockholders'
	Shares	Amount	Capital	Services	Payable	Stage	(Deficit)

Shares issued for services September 17, 2007	55,000,000	$55,000	$-	$-	$-	$-	$55,000

Shares issued for cash September 30, 2007	47,000	47	46,953				47,000

Cash received for common stock payable					34,250	-	34,250

Net (loss) for the period September 17, 2007 (inception) through December 31, 2007						(2,853,504)	(2,853,504)

Balance, December 31, 2007	55,047,000	55,047	46,953	-	34,250	(2,853,504)	(2,717,254)

Shares issued for cash January 18, 2008	56,750	57	56,693		(34,250)		22,500

Shares issued for prepaid services March 31, 2008	30,000,000	30,000	22,470,000	(22,500,000)			-

Shares issued for prepaid services cancelled June 9, 2008	(20,000,000)	(20,000)	(14,455,806)	14,475,806			-

Amortization of prepaid services paid in shares				576,613			576,613

Contribution of accrued executive compensation and related payroll			2,682,055				2,682,055

Cash received for common stock payable June 19, 2008					50,000		50,000

Shares issued for common stock payable June 25, 2008	50,000	50	49,950		(50,000)		-

Shares issued for prepaid services cancelled August 13, 2008	(10,000,000)	(10,000)	(7,437,581)	7,447,581			-

Net (loss) for the year ended December 31, 2008						(1,020,454)	(1,020,454)

Balance, December 31, 2008	55,153,750	55,154	3,412,264	-	-	(3,873,958)	(406,540)

Acquisition of entites under common control						(6,000,000)	(6,000,000)

Warrants issued with convertible debt and beneficial conversion feature			2,941,773				2,941,773

Net (loss) for the six months ended June 30, 2009						(667,971)	(667,971)

Balance, June 30, 2009	55,153,750	$55,154	$6,354,037	$-	$-	$(10,541,929)	$(4,132,738)

See Accompanying Notes to Combined Financial Statements

WorldVest, Inc.
(A Development Stage Company)
(formerly Catalyst Ventures Incorporated)
Combined Statements of Cash Flows
(unaudited)

	For the	For the
	six months	six months	September 17, 2007
	ended	ended	(inception) to
	June 30, 2009	June 30, 2008	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(667,971)	$(850,960)	$(4,541,929)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Shares issued for services	-	576,613	55,000
Deferred acquisition cost written off	-	-	6,000
Deposit on investment written off	-	-	100,000
Depreciation expense	1,673	434	3,136
Amortization of prepaid services paid with common stock	-	-	576,613
Loss on property and equipment	-	-	1,143
Amortization of the warrants and beneficial conversion feature	20,864	-	20,864

Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(17,040)	-	(17,040)
(Increase) in accrued interest receivable	(2,494)	-	(2,494)
Increase in accounts payable	7,651	1,543	22,099
Increase in accrued interest payable - related party	79,013	15,829	89,546
Increase in accrued executive compensation	-	200,000	2,600,000
Increase in accrued payroll taxes	-	12,324	82,055

Net cash (used) in operating activities	(578,304)	(44,217)	(1,005,007)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds for notes receivable - related party	(206,239)	-	(206,239)
Purchase of property, plant and equipment	(25,222)	(982)	(27,828)
Deferred acquisition cost	-	-	(6,000)
Deposit on investment	-	-	(100,000)
Investment in Ascher Decisions	(24,500)	-	(24,500)

Net cash (used) by financing activities	(255,961)	(982)	(364,567)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	908,970	72,500	1,474,163
Payments on notes payable - related party	-	(44,700)	(145,998)
Proceeds from sale of common stock, net of offering costs	-	-	153,750

Net cash provided by financing activities	908,970	27,800	1,481,915

NET CHANGE IN CASH	74,705	(17,399)	112,341

CASH AT BEGINNING OF YEAR	37,636	25,950	-

CASH AT END OF YEAR	$112,341	$8,551	$112,341

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Common stock issued for prepaid services	$-	$22,500,000	$22,500,000
Common stock issued for prepaid services cancelled	$-	$14,475,806	$21,923,387
Contribution of accrued executive compensation and related payroll taxes	$-	$2,682,055	$2,682,055
Acquisition of entities under common control	$6,000,000	$-	$6,000,000
Assumption of note payable - related party for asset purchase
Investment in Ascher Decisions	$100,000	$-	$100,000
Deferred acquisition costs	650,000	-	650,000
	$750,000	$-	$750,000

See Accompanying Notes to Combined Financial Statements

WorldVest, Inc.
(A Development Stage Company)
Notes to Combined Financial Statements
(unaudited)

Note 1: Description of Business and Summary of Significant Accounting Policies

Description of Business

WorldVest, Inc. (A Development Stage Company) (hereafter “WorldVest” or the “Company”) was organized September 17, 2007 (Date of Inception) under the laws of the State of Florida, under the name Catalyst Ventures Incorporated.  The Company filed for a name change on July 2, 2009, and is now known as WorldVest, Inc.  The Company is authorized to issue 10,000,000 shares of its $.001 par value preferred stock and 100,000,000 shares of its $.001 par value common stock.

The business of the Company is to grow as a global merchant bank that offers not only traditional investment banking, asset management and advisory services, but also makes direct investments as a principal in select high-growth transactions on a global basis.  Recognizing the disconnect that exists between the needs of companies and the limitations of traditional investment banking, private equity, and venture capital institutions, WorldVest seeks to set a new standard, emerging as a partner and solution provider where one did not previously exist.

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

Principles of Consolidation

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS 141(R)”) states that a “business combination” excludes transfers of net assets or exchanges of equity interests between entities under common control. SFAS 141(R) also states that transfers of net assets or exchanges of equity interests between entities under common control should be accounted for similar to the pooling-of-interests method (“as-if pooling-of-interests”) in that the entity that receives the net assets or the equity interests initially recognizes the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. Because the Company and WorldVest, LLC and FutureVest were under common control at the time of the acquisitions, the transfer of assets and liabilities of WorldVest, LLC and FutureVest were accounted for at historical cost in a manner similar to a pooling of interests. For financial accounting purposes, the acquisition was viewed as a change in reporting entity and, as a result, required restatement of the Company’s financial statements for all periods subsequent to June 18, 2009, the date of the Transaction and the date at which common control of the Company and WorldVest, LLC and FutureVest by WorldVest, Inc. commenced. Accordingly, the Company’s combined balance sheet as of June 30, 2009 and December 31, 2008, and the combined statement of operations, combined statement of stockholders’ equity and combined statement of cash flows for the three and six months ended June 30, 2009 and for the period from September 17, 2007 through June 30, 2009 include WorldVest, Inc., WorldVest, LLC and FutureVest.

Business Combinations

On June 18, 2009, the Company acquired the Global Banking & Advisory assets of WorldVest Equity, Inc., a related-party entity, for $6 million, subject to certain post-closing adjustments. The purchase price consisted of a convertible debenture of $6 million. As described above, since WorldVest, Inc. was under control of WorldVest Equity, Inc. at the time of the asset acquisitions, the transfer of assets and liabilities of WorldVest, LLC and FutureVest were accounted for at historical cost in a manner similar to a pooling of interests. The $6 million of convertible debentures paid to WorldVest Equity, Inc., a related party, for 100% of the Banking & Advisory assets was treated as dividend and recorded to retained earnings.  In “as-if pooling-of-interests” accounting, financial statements of the previously separate companies for periods under common control prior to the combination are restated on a combined basis to furnish comparative information. At June 30, 2009, WorldVest, LLC added $924,447 of total assets and FutureVest added $114,740 of total assets.  For the period from January 1, 2009 through June 30, 2009, WorldVest, LLC added revenue and net loss of $27,320 and $387,578, respectively. For the period from January 1, 2009 through June 30, 2009, FutureVest added revenue and net loss of $-0- and $13,160, respectively.

Cash and Equivalents

For the purpose of the statement of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of June 30, 2009.

Investments in Companies Accounting for Using the Equity or Cost Method

Investments in other entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company's ability to exercise significant influence over the operating and financial policies of the investee. Investments of this nature are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment. In accordance with EITF 99-10 “Percentage Used to Determine the Amount of Equity Method Losses” and EITF 98-13 “Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee”, when net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company's share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. When an investment accounted for using the equity method issues its own shares, the subsequent reduction in the Company's proportionate interest in the investee is reflected in income as a deemed dilution gain proportionate interest in or loss on disposition. The Company evaluates its investments in companies accounted for by the equity or cost method for impairment when there is evidence or indicators that a decrease in value may be other than temporary.

The Company's investment in Ascher Decisions is accounted for by the equity method. Gains or losses arising from the issuance of shares by associated companies to third parties are carried to income currently.

Revenue Recognition

The Company will recognize revenues from Investment Banking, consulting, financial advisory services, and direct investments consolidating revenues of our wholly owned subsidiary operations and majority owned investments, and through cash flow generated from our subsidiaries and investments.

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

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the statement of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock.  For the periods ended June 30, 2009 and 2008 the denominator in the diluted EPS computation is the same as the denominator for basic EPS because the Company has no stock options and warrants outstanding.

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

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis in the accompanying balance sheet.  The Company’s financial instruments consist of cash and payables.  The carrying amounts of the Company’s financial instruments approximate their fair values as of June 30, 2009 due to their short-term nature.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the six months ended June 30, 2009.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009.  The adoption of these provisions did not have a material effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

Fiscal Year End

The Company’s fiscal year end is December 31.

Note 2: Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has accumulated consolidated net losses of $4,541,929 from the period September 17, 2007 (Inception) to June 30, 2009.  The Company’s current liabilities exceed its current assets by $1,851,696 as of June 30, 2009.

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

Management’s plan, in this regard, is to raise financing of USD$15 Million through it convertible debenture private placement offering which was launched on August 14, 2009, which will pay a 9% paid in kind coupon and the debenture will convert at $2.00 per share.  The convertible debenture offering will include warrants in WorldVest and StormWorks.  Management believes it will be able to successfully sell out the USD$15 Million financing which should finance the growth through profitability.  However, there is no assurance that the Company will be successful in raising such financing.  As of the date of these financial statements the Company has not secured a firm commitment under its financing plan, but has opened the private placement to accredited investors and institutions.

Note 3: Business Combinations

On June 22, 2009 we completed an agreement with our parent company, WorldVest Equity, Inc. to acquire its global banking and advisory operations.  As part of this agreement, we acquired 100% of the issued and outstanding shares of WorldVest, LLC (“WVUSA”), a Nevada Company and 100% of FutureVest Management (Shenyang) Co., Ltd. in accordance with the terms and conditions of a contemporaneously executed and delivered Stock Purchase Agreement.

The agreement was amended on August 19, 2009, whereby WorldVest, Inc. the acquisition of WorldVest, LLC would be an asset acquisition and not a share purchase agreement.

As part of the transaction, we will commence doing business as (dba.) “WorldVest", a global merchant bank, and has begun preparations to officially amend our name to WorldVest, Inc. and apply for a new ticker symbol.  As a merchant bank, WorldVest will focus on providing premier investment banking, advisory and asset management services, as well as making direct investments as a principal in select global transactions.  WorldVest will focus on two areas of business: Global Banking & Advisory and Asset Management.  WorldVest maximizes shareholder value by creating synergies between its operating divisions, allowing us to provide a full complement of services to a wide variety of clients while choosing the highest caliber transactions to pursue as direct investments.

As part of the acquisition of WorldVest, LLC, the Company acquired the right to purchase 20% of Ascher Decision Services (“Ascher”) with an option to purchase the remaining 80% of Ascher upon the final approval from FINRA.  Additionally, the Company acquired the rights to purchase 100% all current acquisition projects of WorldVest, LLC which include Banco Porto Seguro, S.A., a Brazlian multiple license bank, and a Brazlian retail company.  In February 2008, WorldVest, LLC paid $750,000 to an unrelated third party for the rights to acquire the three entities above.  As of June 30, 2009, WorldVest, LLC has not formally closed on these transactions and the Company has recorded as deferred acquisition costs which is an other asset.  Additionally, the Company spent $24,500 in direct acquisition costs related to these entites and have recorded that amount to deferred acquisition costs.

Note 4: Notes Receivable

Notes receivable consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Notes receivable, related party, unsecured, interest at 12%, matures on October 31, 2009, balloon payment of principal and interest	$105,414	$-
Notes receivable, unrelated third party (pending acquisition), unsecured, 0% interest, matures on December 31, 2009	8,999	-
Notes receivable, unrelated third party (pending acquisition), unsecured, 12% interest, matures on December 31, 2009	20,825	-
Notes receivable, unrelated third party, unsecured, 0% interest, matures on April 30, 2010, monthly payment of $7,100	71,000	-
	$206,238	$-

During the six months ended June 30, 2009 and 2008, the Company had interest income of $3,624 and $0, respectively.

Note 5: Property and Equipment

Fixed assets consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Computer equipment	$12,568	$-
Furniture and equipment	13,229	-
Accumulated depreciation	(2,249)	-
	$23,548	$-

During the six months ended June 30, 2009 and 2008, the Company recorded depreciation expense of $1,673 and $434, respectively.

Note 6: Notes Payable – Related Party

Notes payable consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Notes payable, related party, unsecured, 10% interest, matures on February 11, 2010, balloon payment of principal and interest	$834,735	$71,189
Revolving line of credit for up to $1,500,000 until December 31, 2012, related party, unsecured, 10% interest, matures on December 31, 2012 monthly interest only payments	891,199	-
Convertible notes payable, related party, unsecured, 12% interest, matures on December 31, 2009, balloon payment of principal and interest, convertible into common stock at a rate of $0.10 per share	348,405	348,405
	$2,074,339	$419,594

During the six months ended June 30, 2009 and 2008, the Company had interest expense of $72,025 and $15,829, respectively, related to notes payable – related party.  As of June 30, 2009 and December 31, 2008, the Company had accrued interest payable of $76,046 and $10,533, respectively.

Note 7: Debentures

Debentures consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Convertible debenture, related party, unsecured, 9% interest rate, due on December 31, 2012, balloon payment of principal and interest, convertible in common stock at a rate of $1.50 per share	$6,000,000	$-
Debt discount	(2,920,909)	-
	$3,079,091	$-

During the six months ended June 30, 2009 and 2008, the Company had interest expense of $34,364 and $0, respectively, related to this debenture.  As of June 30, 2009 and December 31, 2008, the Company had accrued interest payable of $13,500 and $0, respectively.

Note 8: Other Related Party Transactions

On September 17, 2007, the Company hired Kenneth Green to serve as the President of the Company.  Mr. Green was to be paid an annual salary of $400,000.  Mr. Green was also to be paid an annual director’s fees of $200,000.  This agreement was cancelled upon the resignation of Mr. Green on November 13, 2008.

On September 17, 2007, the Company hired Patricia Hendricks to serve as the Secretary and Treasurer of the Company.  Ms. Hendricks was to be paid an annual salary of $100,000.  Ms. Hendricks was also to be paid an annual director’s fees of $100,000.   This agreement was cancelled upon the resignation of Ms. Hendricks on November 13, 2008.

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

On October 1, 2008, the Company entered into a one-year professional services contract with majority shareholder WorldVest Equity, Inc. (WVE), WorldVest, LLC, a wholly owned operating subsidiary of WorldVest Equity at that time.  WorldVest was to provide the Company with business development and corporate strategic planning.  The Company agreed to pay $10,000 per month to WorldVest, LLC pursuant to this contract.  Garrett K. Krause is the Executive Chairman of WorldVest Equity, Inc. and Managing Director of WorldVest, LLC.  As of March 31 2009, the Company owed $60,000 to WorldVest, LLC pursuant to this contract.

On November 30, 2008, the Company entered into a line of credit promissory note with Zuma Investment Partners (Zuma), whereby Zuma paid a total of $3,500 on behalf of the Company to various professionals for services rendered.  Interest of USD$271 has accrued on this note.

On November 30, 2008, the Company entered into a line of credit promissory note with WorldVest Equity, Inc., whereby WVE paid a total of $9,000 on behalf of the Company to various professionals for services rendered.  At the same time, WVE extended an additional $10,000 to the Company within this line of credit to cover short term operating expenses.  As of June 30, 2009 WorldVest Equity is advanced a total of $304,000 to WorldVest and interest of $5,616 has accrued on the advances.

On April 10, 2009 Mr. Garrett K. Krause agreed to a consulting contract whereby he was paid a minimum of $25,000 for the 3 month period in order to execute the WorldVest, Inc. merchant banking plan on behalf of the new majority shareholder WorldVest Equity, Inc.  At this time the external WorldVest Equity, Inc. management contract was mutually terminated retroactive to March 31, 2009.

Pursuant to the June 22, 2009 transaction to acquire the Global Banking & Advisory assets, WorldVest Equity, Inc. was issued a 9% $6,000,000 convertible debenture that converts into 4,000,000 shares of stock and includes warrants to purchase 4,000,000 shares of stock at $3.00 per share.

Note 9: Equity

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

On April 9, 2009 51,000,000 shares of our common stock held by Wilmington WorldVest Partners (20,000,000 shares), CaboWest Group, Inc. (20,000,000 shares) and Javalon Investment Partners (11,000,000 shares) have been transferred to WorldVest Equity, Inc., a global Merchant Bank for a price of three hundred thousand dollars ($300,000).  WorldVest Equity will own a total of 51,000,000 shares representing 91.9% of our issued and outstanding common stock.  Garrett K. Krause is the Executive Chairman of WorldVest Equity, Inc. and will be deemed a beneficial owner of 70% of the fully diluted WorldVest Equity, Inc. stock through investment companies and trusts for which Garrett K. Krause is either Executive Chairman and/or Managing Director.

On June 22, 2009, the Company issued 4,000,000 warrants in conjunction with a convertible debenture for $6,000,000.  The fair value of the warrants and the beneficial conversion feature totaled $2,941,773 and was recorded to additional paid in capital.

Note 10: Warrants

The following is a summary of the status of all of the Company’s stock warrants as of June 30, 2009 and changes during the six months ended on that date:

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2009	-	$0.00
Granted	4,000,000	$3.00
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at June 30, 2009	4,000,000	$3.00

Warrants exercisable at June 30, 2009	4,000,000	$3.00
Warrants exercisable at December 31, 2008	-	$0.00

The following tables summarize information about stock warrants outstanding and exercisable at June 30, 2009:

	STOCK WARRANTS OUTSTANDING
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
$ 3.00	4,000,000	1.98	$ 3.00
	4,000,000	1.98	$ 3.00

	STOCK WARRANTS EXERCISABLE
Exercise Prices	Number of Shares Exercisable	Weighted-Average Exercise Price
$ 3.00	4,000,000	$ 3.00
	4,000,000	$ 3.00

Note 11: Commitments and Contingencies

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

As of June 30, 2009 WorldVest had advanced USD$10,000 to Mr. Celso Cravinhos and USD$7,040 to Mr. Peter Dunev pursuant to their respective monthly consulting services.  These advances do not pay interest and Management anticipates that each advance will be repaid in exchange for future services to the Company.

Note 12: Subsequent Events

The Company evaluated subsequent events through the date the accompanying financial statements were available to be issued, which was August 20, 2009.

On August 10, 2009, the Company executed a binding Letter of Agreement (“LOA”) to acquire 100% of Banco Porto Seguro, S.A.  The LOA calls for a multi-stage closing allowing the Company to operate the bank while waiting for the final acquisition approval by the Central Bank of Brazil.  The Company anticipates the first closing within 30 days and will begin operations under the name of Banco WorldVest International.

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

Plan of Operations

During the next twelve months, we seek to continue to develop our Global Merchant Banking infrastructure and complete the final closing of Banco Porto Seguro as it transitions into Banco WorldVest International.  We also plan continued expansion of our Asset Management division through the growth of StormWorks as this time we have identified a limited number of unique transactions located in the United States, China, Brazil, and South Korea.  We also plan to raise USD$15 million in new capital through a Regulation D private placement offering, which was launched on August 14, 2009.

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

Results of Operations

For the six months ended June 30, 2009, we had revenue of $27,320. Expenses for the six months ended June 30, 2009 totaled $620,871 resulting in a loss of $667,971. Expenses of $620,871 for the period consisted of $530,366for general and administrative expenses, $88,832 for rent expense, and $1,673 for depreciation expense.  Additionally, we had other income of $31,969 and interest expense of $106,389 for the six months ended June 30, 2009.

For the six months ended June 30, 2008, we had revenue of $0.  Expenses for the six months ended June 30, 2008 totaled $835,131 resulting in a loss of $850,960. These expenses consisted of $29,210 for professional fees - related party, $200,000 for executive compensation, $605,487 for general & administrative expenses, and $434 for depreciation expense.  Additionally, we had other income of $0 and interest expense of $15,829 for the six months ended June 30, 2008.

Capital Resources and Liquidity

As of June 30, 2009 we had $112,341 in cash, $1,136,163 in total assets and $2,189,810 in total current liabilities. The Company’s current liabilities exceed its current assets by $1,851,696 as of June 30, 2009.

We believe we can satisfy our cash requirements for the next twelve months with our current cash, expected revenues and continued funding from WorldVest Equity, Inc.  At this time the company has an agreement from ZumaHedgeFund, LLC whereby they will continue to accrue the interest on the debt as they intend to convert their debt into common stock by December 31, 2009.  However, completion of our plan of operation is subject to attaining adequate revenue and additional financing. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our profit, revenue, and growth goals.

Per our Form 8-K, dated June 26, 2009, WorldVest, Inc. acquired the global merchant banking operations from WorldVest Equity, Inc.  Pursuant to the agreement, we acquired Global Banking & Advisory assets from WorldVest Equity, which currently employs eleven [11] individuals, and is headquartered in Los Angeles.  With this transaction we acquired the assets of FutureVest Management (Shenyang) Co, Ltd., a unique license to perform investment banking, advisory, and investment management services in the Peoples Republic of China, without the need for any Chinese partners.  Through this acquisition, we are able to provide capital raising and venture services, as well as use the extensive WorldVest global relationships to enhance and support the development of the WorldVest Global Merchant banking plan.  Additionally, through this acquisition, we believe we can attract equally beneficial relationships with the business communities and governments of Brazil and South Korea.

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

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report

Investments in Companies Accounting for Using the Equity or Cost Method

Investments in other entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company's ability to exercise significant influence over the operating and financial policies of the investee. Investments of this nature are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment. In accordance with EITF 99-10 “Percentage Used to Determine the Amount of Equity Method Losses” and EITF 98-13 “Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee”, when net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company's share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. When an investment accounted for using the equity method issues its own shares, the subsequent reduction in the Company's proportionate interest in the investee is reflected in income as a deemed dilution gain proportionate interest in or loss on disposition. The Company evaluates its investments in companies accounted for by the equity or cost method for impairment when there is evidence or indicators that a decrease in value may be other than temporary.

The Company's investment in Ascher Decisions is accounted for by the equity method. Gains or losses arising from the issuance of shares by associated companies to third parties are carried to income currently.

Revenue Recognition

The Company will recognize revenues from Investment Banking, consulting, financial advisory services, and direct investments consolidating revenues of our wholly owned subsidiary operations and majority owned investments, and through cash flow generated from our subsidiaries and investments.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the six months ended June 30, 2009.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009.  The adoption of these provisions did not have a material effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On June 29, 2009, our majority shareholder, owning 51,000,000 shares (approximately 92%) of our common stock approved a name change of the Company to WorldVest, Inc.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports of Form 8-K.

 (a)        Exhibits

  31.1 Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

  32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

 (b)        Reports of Form 8-K

  On April 9, 2009 we filed a Form 8-k with the SEC based on a change in control of the Company.

  On June 26, 2009 we filed a Form 8-k with the SEC based on the acquisition of the Global Banking & Advisory assets from WorldVest Equity, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDVEST, INC.

Date: August 21, 2009	By:	/s/ GARRETT K. KRAUSE
GARRETT K. KRAUSE
Chairman, CEO, and Director