Form 10-Q
period 2009-09-30
WORLDVEST, INC.
filed 2009-11-23
CIK 1416712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

WORLDVEST, INC.
 (Exact name of registrant as specified in Charter

FLORIDA	333-147529	27-0586475
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

295 Madison Avenue, 12th Floor, New York, NY 10017
 (Address of Principal Executive Offices) (Zip Code)
 _______________

  (310) 277-1513
 (Registrants Telephone number, including area code)
_______________

2049 Century Park East, Suite 4200, Los Angeles, CA 90067
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 23, 2009: 55,153,750 shares of Common Stock

WORLDVEST, INC.

FORM 10-Q

September 30, 2009

INDEX

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

SIGNATURE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WorldVest, Inc.
(A Development Stage Company)
(formerly Catalyst Ventures Incorporated)
Combined Balance Sheets
(Unaudited)

	September 30,	December 31,
	2009	2008

Assets

Current assets:
Cash	$38,360	$37,636
Prepaid expenses	27,040	-
Notes receivable	223,729	-
Accrued interest receivable	7,916	-
Total current assets	297,045	37,636

Property and equipment, net of accumulated depreciation	22,259	-
Investment in Ascher Decisions	124,500	-
Deferred acquisition costs	650,000	-

Total assets	$1,093,804	$37,636

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$58,924	$14,049
Accrued payroll	22,368	-
Notes payable - related parties	2,319,050	419,594
Accrued interest payable - related parties	259,997	10,533
Total current liabilities	2,660,339	444,176

Long-term liabilities:
Convertible debenture, net of discount	3,287,727	-
Total long-term liabilities	3,287,727	-

Total liabilities	5,948,066	444,176

Commitments and contingencies

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of September 30, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 55,153,750 and 55,153,750 shares issued and outstanding
as of September 30, 2009 and December 31, 2008, respectively	55,154	55,154
Additional paid-in capital	6,354,037	3,412,264
(Deficit) accumulated during development stage	(11,263,453)	(3,873,958)
Total stockholders' (deficit)	(4,854,262)	(406,540)

Total liabilities and stockholders' (deficit)	$1,093,804	$37,636

See Accompanying Notes to Combined Financial Statements

WorldVest, Inc.
(A Development Stage Company)
(formerly Catalyst Ventures Incorporated)
Combined Statements of Operations
(Unaudited)

					September 17, 2007
	For the three months ended		For the nine months ended		(inception) to
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

Income	$9,051	$-	$36,371	$-	$36,371

Expenses:
Professional services - related party	-	-	-	29,210	-
Rent expense	46,070	-	134,902	-	134,902
Executive compensation	-	-	-	200,000	2,600,000
General and administrative expenses	291,676	15,887	822,042	621,373	1,781,959
Depreciation expense	1,289	217	2,962	651	2,752
Loss on property, plant and equipment	-	1,143	-	1,143	1,143
Failed acquisition costs	-	-	-	-	143,200
Deferred acquisition costs written off	-	6,000	-	6,000	6,000
Deposit on investment written off	-	100,000	-	100,000	100,000

Total expenses	339,035	123,247	959,906	958,377	4,769,956

Net operating (loss)	(329,984)	(123,247)	(923,535)	(958,377)	(4,733,585)

Other income/(expense)
Other income	10,547	-	42,516	-	42,516
Interest expense - related parties	(402,087)	(7,491)	(508,476)	(23,320)	(572,384)
Total other income/(expense)	(391,540)	(7,491)	(465,960)	(23,320)	(529,868)

Net (loss) before provision for income taxes	(721,524)	(130,738)	(1,389,495)	(981,697)	(5,263,453)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(721,524)	$(130,738)	$(1,389,495)	$(981,697)	$(5,263,453)

Weighted average number of common shares	55,153,750	59,814,620	55,153,750	67,302,419
outstanding - basic and fully diluted

Net (loss) per common share - basic and fully diluted	$(0.01)	$(0.00)	$(0.03)	$(0.01)

See Accompanying Notes to Combined Financial Statements

WorldVest, Inc.
(A Development Stage Company)
(formerly Catalyst Ventures Incorporated)
Combined Statement of Stockholders' (Deficit)
(Unaudited)

				Common		Deficit
				Stock		Accumulated
			Additional	Issued for	Common	During	Total
	Common Shares		Paid-In	Prepaid	Stock	Development	Stockholders'
	Shares	Amount	Capital	Services	Payable	Stage	(Deficit)

Shares issued for services September 17, 2007	55,000,000	$55,000	$-	$-	$-	$-	$55,000

Shares issued for cash September 30, 2007	47,000	47	46,953				47,000

Cash received for common stock payable					34,250		34,250

Net (loss) for the period September 17, 2007 (inception) through December 31, 2007						(2,853,504)	(2,853,504)

Balance, December 31, 2007	55,047,000	55,047	46,953	-	34,250	(2,853,504)	(2,717,254)

Shares issued for cash January 18, 2008	56,750	57	56,693		(34,250)		22,500

Shares issued for prepaid services March 31, 2008	30,000,000	30,000	22,470,000	(22,500,000)			-

Shares issued for prepaid services cancelled June 9, 2008	(20,000,000)	(20,000)	(14,455,806)	14,475,806			-

Amortization of prepaid services paid in shares				576,613			576,613

Contribution of accrued executive compensation and related payroll			2,682,055				2,682,055

Cash received for common stock payable June 19, 2008					50,000		50,000

Shares issued for common stock payable June 25, 2008	50,000	50	49,950		(50,000)		-

Shares issued for prepaid services cancelled August 13, 2008	(10,000,000)	(10,000)	(7,437,581)	7,447,581			-

Net (loss) for the year ended December 31, 2008						(1,020,454)	(1,020,454)

Balance, December 31, 2008	55,153,750	55,154	3,412,264	-	-	(3,873,958)	(406,540)

Acquisition of entites under common control						(6,000,000)	(6,000,000)

Warrants issued with convertible debt and beneficial conversion feature			2,941,773				2,941,773

Net (loss) for the nine months ended September 30, 2009						(1,389,495)	(1,389,495)

Balance, September 30, 2009	55,153,750	$55,154	$6,354,037	$-	$-	$(11,263,453)	$(4,854,262)

See Accompanying Notes to Combined Financial Statements

WorldVest, Inc.
(A Development Stage Company)
(formerly Catalyst Ventures Incorporated)
Combined Statements of Cash Flows
(Unaudited)

			September 17, 2007
	For the nine months ended		(inception) to
	September 30,		September 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,389,495)	$(981,697)	$(5,263,453)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Shares issued for services	-	-	55,000
Deferred acquisition cost written off	-	6,000	6,000
Deposit on investment written off	-	100,000	100,000
Depreciation expense	2,963	651	4,426
Amortization of prepaid services paid with common stock	-	576,613	576,613
Loss on property and equipment	-	1,143	1,143
Amortization of the warrants and benefical conversion feature	229,500	-	229,500

Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(27,040)	-	(27,040)
(Increase) in accrued interest receivable	(7,916)	-	(7,916)
Increase in accounts payable	44,875	16,462	59,323
Increase in accrued payroll and payroll taxes	22,368	12,324	104,423
Increase in accrued interest payable - related party	249,464	23,320	259,997
Increase in accrued executive compensation	-	200,000	2,600,000

Net cash (used) in operating activities	(875,281)	(45,184)	(1,301,984)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds for notes receivable - related party	(230,943)	-	(230,943)
Payments from notes receivable - related party	7,214	-	7,214
Purchase of property, plant and equipment	(25,222)	(982)	(27,828)
Deferred acquisition cost	-	-	(6,000)
Deposit on investment	-	-	(100,000)
Investment in Ascher Decisions	(24,500)	-	(24,500)

Net Cash (used) by investing activities	(273,451)	(982)	(382,057)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	1,149,456	-	1,714,649
Payments on notes payable - related party	-	(52,243)	(145,998)
Proceeds from sale of common stock, net of offering costs	-	72,500	153,750

Net cash provided by financing activities	1,149,456	20,257	1,722,401

NET CHANGE IN CASH	724	(25,909)	38,360

CASH AT BEGINNING OF YEAR	37,636	25,950	-

CASH AT END OF YEAR	$38,360	$41	$38,360

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Common stock issued for prepaid services	$-	$22,500,000	$22,500,000
Common stock issued for prepaid services cancelled	$-	$21,923,387	$21,923,387
Contribution of accrued executive compensation and related payroll taxes	$-	$2,682,055	$2,682,055
Acquisition of entites under common control	$6,000,000	$-	$6,000,000
Assumption of note payable - related party for asset purchase
Investment in Ascher Decisions	$100,000	$-	$100,000
Deferred acquisition costs	650,000	-	650,000
	$750,000	$-	$750,000

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

The Company is considered a development stage company and in accordance with Accounting Standards Codification (ASC) 915, “Development Stage Entities”.

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

Principles of Consolidation

Financial Accounting Standards Board (“FASB”) ASC 805, “Business Combinations” ASC 805 a “business combination” excludes transfers of net assets or exchanges of equity interests between entities under common control. ASC 805 also states that transfers of net assets or exchanges of equity interests between entities under common control should be accounted for similar to the pooling-of-interests method (“as-if pooling-of-interests”) in that the entity that receives the net assets or the equity interests initially recognizes the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. Because the Company and WorldVest, LLC and FutureVest were under common control at the time of the acquisitions, the transfer of assets and liabilities of WorldVest, LLC and FutureVest were accounted for at historical cost in a manner similar to a pooling of interests. For financial accounting purposes, the acquisition was viewed as a change in reporting entity and, as a result, required restatement of the Company’s financial statements for all periods subsequent to June 18, 2009, the date of the Transaction and the date at which common control of the Company and WorldVest, LLC and FutureVest by WorldVest, Inc. commenced. Accordingly, the Company’s combined balance sheet as of September 30, 2009 and December 31, 2008, and the combined statement of operations, combined statement of stockholders’ equity and combined statement of cash flows for the three and nine months ended September 30, 2009 and for the period from September 17, 2007 through September 30, 2009 include WorldVest, Inc., WorldVest, LLC and FutureVest.

WorldVest, Inc.
(A Development Stage Company)
(formerly Catalyst Ventures Incorporated)
Notes to Combined Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

Business Combinations

On June 18, 2009, the Company acquired the Global Banking & Advisory assets of WorldVest Equity, Inc., a related-party entity, for $6 million, subject to certain post-closing adjustments. The purchase price consisted of a convertible debenture of $6 million. As described above, since WorldVest, Inc. was under control of WorldVest Equity, Inc. at the time of the asset acquisitions, the transfer of assets and liabilities of WorldVest, LLC and FutureVest were accounted for at historical cost in a manner similar to a pooling of interests. The $6 million of convertible debentures paid to WorldVest Equity, Inc., a related party, for 100% of the Banking & Advisory assets was treated as dividend and recorded to retained earnings.  In “as-if pooling-of-interests” accounting, financial statements of the previously separate companies for periods under common control prior to the combination are restated on a combined basis to furnish comparative information. At June 30, 2009, WorldVest, LLC added $924,447 of total assets and FutureVest added $114,740 of total assets.  For the period from January 1, 2009 through September 30, 2009, WorldVest, LLC added revenue and net loss of $28,439 and $641,557, respectively. For the period from January 1, 2009 through September 30, 2009, FutureVest added revenue and net loss of $-0- and $20,189, respectively.

Cash and Equivalents

For the purpose of the statement of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of September 30, 2009.

Investments in Companies Accounting for Using the Equity or Cost Method

Investments in other entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company's ability to exercise significant influence over the operating and financial policies of the investee. Investments of this nature are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment. In accordance with ASC 323, “Investments-Equity Method and Joint Ventures”, when net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company's share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. When an investment accounted for using the equity method issues its own shares, the subsequent reduction in the Company's proportionate interest in the investee is reflected in income as a deemed dilution gain proportionate interest in or loss on disposition. The Company evaluates its investments in companies accounted for by the equity or cost method for impairment when there is evidence or indicators that a decrease in value may be other than temporary.

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

WorldVest, Inc.
(A Development Stage Company)
(formerly Catalyst Ventures Incorporated)
Notes to Combined Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

Stock-based compensation

The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the statement of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock.  For the periods ended September 30, 2009 and 2008 the denominator in the diluted EPS computation is the same as the denominator for basic EPS because the Company has no stock options and warrants outstanding.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition. In the event the Company were to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, the would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

The Company follows the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods. Also included is guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

WorldVest, Inc.
(A Development Stage Company)
(formerly Catalyst Ventures Incorporated)
Notes to Combined Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

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

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis in the accompanying balance sheet.  The Company’s financial instruments consist of cash and payables.  The carrying amounts of the Company’s financial instruments approximate their fair values as of September 30, 2009 due to their short-term nature.

Recent accounting pronouncements

On July 1, 2009, the Financial Accounting Standards Board (FASB) officially launched the FASB Accounting Standards Codification (ASC) 105 -- Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification (“the Codification”), as the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission.  The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure.  All guidance contained in the Codification carries an equal level of authority.  The Codification is effective for interim and annual periods ending after September 15, 2009.  Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as “FASB ASC”.  Implementation of the Codification did not have any impact on the Company’s consolidated financial statements.

On June 30, 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-01 (Topic 105) – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 – The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. Beginning with this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standard Updates.  This ASU includes FASB Statement No. 168 in its entirety.  While ASU’s will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance.  The Codification modifies the GAAP hierarchy to include only two levels of GAAP:  authoritative and nonauthoritative.  ASU No. 2009-01 is effective for financial statements issued for the interim and annual periods ending after September 15, 2009, and the Company does not expect any significant financial impact upon adoption.

In August 2009, the FASB issued ASU No. 2009-05 – Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This ASU clarifies the fair market value measurement of liabilities.  In circumstances where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a technique that uses quoted price of the identical or a similar liability or liabilities when traded as an asset or assets, or another valuation technique that is consistent with the principles of Topic 820 such as an income or market approach.  ASU No. 2009-05 was effective upon issuance and it did not result in any significant financial impact on the Company upon adoption.

WorldVest, Inc.
(A Development Stage Company)
(formerly Catalyst Ventures Incorporated)
Notes to Combined Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

In September 2009, the FASB issued ASU No. 2009-12 – Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent).  This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value.  ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted.  Since the Company does not currently have any such investments, it does not anticipate any impact on its financial statements upon adoption.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 addresses the effect on FASB Interpretation 46(R), “Consolidation of Variable Interest Entities” of the elimination of the qualifying special-purpose entity concept of SFAS No. 166, “Accounting for Transfers of Financial Assets”.  SFAS No. 167 also amends the accounting and disclosure requirements of FASB Interpretation 46(R) to enhance the timeliness and usefulness of information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited.  The Company does not anticipate any significant financial impact from adoption of SFAS No. 167. As of September 30, 2009, SFAS No. 167 has not been added to the Codification.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”.  SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” by eliminating the concept of special-purpose entity, requiring the reporting entity to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, changes the requirements for the de-recognition of financial assets, and provides for the sellers of the assets to make additional disclosures.  This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited.  The Company does not anticipate any significant financial impact from adoption of SFAS No. 166. As of September 30, 2009, SFAS No. 166 has not been added to the Codification.

In May 2009, the FASB issued FASB ASC 855, “Subsequent Events”.  This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FASB ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued or date available to be issued.  The Company adopted this Statement in the second quarter of 2009.  As a result the date through which the Company has evaluated subsequent events and the basis for that date have been disclosed in Note 12, Subsequent Events.

In April 2009, the FASB issued an update to FASB ASC 820, “Fair Value Measurements and Disclosures”, related to providing guidance on when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The update clarifies the methodology to be used to determine fair value when there is no active market or where the price inputs being used represent distressed sales.  The update also reaffirms the objective of fair value measurement, as stated in FASB ASC 820, which is to reflect how much an asset would be sold in and orderly transaction, and the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive.  The Company adopted this Statement in the second quarter of 2009 without significant financial impact.

WorldVest, Inc.
(A Development Stage Company)
(formerly Catalyst Ventures Incorporated)
Notes to Combined Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

In April 2009, the FASB ASC 320, “Investments – Debt and Equity”, amends current other-than-temporary guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to credit and noncredit components impaired debt securities that are not expected to be sold.  Also, the Statement increases disclosures for both debt and equity securities regarding expected cash flows, securities with unrealized losses, and credit losses.  The Company adopted this Statement in the second quarter of 2009 without significant impact to our financial statements.

In April 2009, the FASB issued an update to FASB ASC 825, “Financial Instruments”, to require interim disclosures about the fair value of financial instruments”.  This update enhances consistency in financial reporting by increasing the frequency of fair value disclosures of those assets and liabilities falling within the scope of FASB ASC 825. The Company adopted this update in the second quarter of 2009 without significant impact to the financial statements.

In April 2009, the FASB issued an update to FASB ASC 805, “Business Combinations”, that clarifies and amends FASB ASC 805, as it applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies.  This update addresses initial recognition and measurement issues, subsequent measurement and accounting, and disclosures regarding these assets and liabilities arising from contingencies in a business combination.  The Company adopted this Statement in the second quarter of 2009 without significant impact to the financial statements.

In January 2009, the FASB issued an update to FASB ASC 325, “Investments – Other”, which amends the impairments guidance on recognition of interest income and impairment on purchased beneficial interests and beneficial interests that continue to be held by a transferor in securitized financial assets to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The update also retains and emphasizes the objective of another than-temporary impairment assessment and the related disclosure requirements in FASB ASC 320, “Investments – Debt and Equity Securities”, and other related guidance.  The adoption of this update in the second quarter of 2009 did not have a significant impact on the Company’s financial statements.

In November 2008, EITF issued new guidance under FASB ASC 350, “Intangibles – Goodwill and Other” on accounting for defensive intangible assets”.  The new guidance applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining or using the asset (a defensive asset).  This guidance was adopted by the Company in January 2009 without impact to the financial statements.

In May 2008, the FASB issued an update to FASB ASC 470, “Debt”, with respect to accounting for convertible debt instruments that may be settled in cash upon conversion including partial cash settlement.  This update applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB ASC 815, “Derivatives  and Hedging”.  Additionally, this update specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost recognized in subsequent periods. The update is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company does not currently have any debt instruments for which this update would apply.  This update was adopted in January 2009 without significant financial impact.

WorldVest, Inc.
(A Development Stage Company)
(formerly Catalyst Ventures Incorporated)
Notes to Combined Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

In March 2008, the FASB issued an update to FASB ASC 815, “Derivatives and Hedging” This update is intended to enhance the current disclosure framework in FASB ASC 815.  Under this update, entities will have to provide disclosures about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB ASC 815 and its related interpretations, and (c), how derivative instruments and related hedged items effect an entity’s financial position, financial performance and cash flows.  This update is effective for all financial statements issued for fiscal and interim periods beginning after November 15, 2008.  The Company does not currently have any derivative instruments, nor does it engage in hedging activities, therefore, the Company’s adoption of this update in the first quarter of 2009 was without significant financial impact.

In December 2007, the FASB issued an update to FASB ASC 805, “Business Combinations” which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. This update also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This update is effective for the Company with respect to business combinations for which the acquisition date is on or after January 1, 2009. The Company adopted this update in the first quarter of 2009 without significant financial impact.

In December 2007, the FASB issued an update to FASB ASC 810, “Consolidation”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners. This update is effective for the Company as of January 1, 2009. The Company adopted this update in January 2009 without significant impact on the consolidated financial position, results of operations, and disclosures.

Fiscal Year End

The Company’s fiscal year end is December 31.

Note 2: Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has accumulated consolidated net losses of $5,236,453 from the period September 17, 2007 (Inception) to September 30, 2009.  The Company’s current liabilities exceed its current assets by $2,336,294 as of September 30, 2009.

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

WorldVest, Inc.
(A Development Stage Company)
(formerly Catalyst Ventures Incorporated)
Notes to Combined Financial Statements

Note 2: Going Concern (Continued)

Management’s plan, in this regard, is to raise financing of USD$5 Million through it convertible debenture private placement offering, which will be launched on December 1, 2009, which will pay a 9% paid in kind coupon and the debenture will convert at $2.00 per share.  The convertible debenture offering will include warrants in WorldVest.  Management believes it will be able to successfully sell out the USD$5 Million financing which should finance the growth through profitability.  However, there is no assurance that the Company will be successful in raising such financing.  As of the date of these financial statements the Company has not secured a firm commitment under its financing plan, but has opened the private placement to accredited investors and institutions.

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

The agreement was amended on August 19, 2009, whereby the WorldVest, Inc. acquisition of WorldVest, LLC would be an acquisition of the majority of the asset and liabilities and not a share purchase agreement.

As a global merchant bank, WorldVest will focus on providing premier investment banking, advisory and asset management services, as well as making direct investments as a principal in select global transactions.  WorldVest will focus on two areas of business: Global Banking & Advisory and Asset Management.  WorldVest maximizes shareholder value by creating synergies between its operating divisions, allowing us to provide a full complement of services to a wide variety of clients while choosing the highest caliber transactions to pursue as direct investments.

As part of the WorldVest asset and liability acquisition the Company acquired the right to purchase 20% of Ascher Decision Services (“Ascher”) with an option to purchase the remaining 80% of Ascher upon the final approval from FINRA.  Additionally, the Company acquired the rights to purchase 100% all current acquisition projects of WorldVest, LLC which include Banco Porto Seguro, S.A., a Brazilian multiple license bank, and a Brazilian retail company.  In February 2008, WorldVest, LLC paid $750,000 to an unrelated third party for the rights to acquire the three entities above.  As of September 30, 2009, WorldVest, LLC has not formally closed on these transactions and the Company has recorded as deferred acquisition costs, which is classified as other assets.  Additionally, the Company spent $124,500 in direct acquisition costs related to these entities and have recorded that amount to deferred acquisition costs.

WorldVest, Inc.
(A Development Stage Company)
(formerly Catalyst Ventures Incorporated)
Notes to Combined Financial Statements

Note 4: Notes Receivable

Notes receivable consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Notes receivable, related party, unsecured, interest at 12%, matures on October 31, 2009, balloon payment of principal and interest	$105,300	$-
Notes receivable, unrelated third party (pending acquisition), unsecured, 0% interest, matures on December 31, 2009	11,999	-
Notes receivable, unrelated third party (pending acquisition), unsecured, 12% interest, matures on December 31, 2009	42,530	-
Notes receivable, unrelated third party, unsecured, 12% interest, matures on April 30, 2010, monthly payment of $7,100	63,900	-
	$223,729	$-

During the nine months ended September 30, 2009 and 2008, the Company had interest income of $9,051 and $ 0, respectively.

Note 5: Property and Equipment

Fixed assets consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Computer equipment	$12,568	$-
Furniture and equipment	13,229	-
Accumulated depreciation	(3,538)	-
	$22,259	$-

During the nine months ended September 30, 2009 and 2008, the Company recorded depreciation expense of $2,963 and $651, respectively.

WorldVest, Inc.
(A Development Stage Company)
(formerly Catalyst Ventures Incorporated)
Notes to Combined Financial Statements

Note 6: Notes Payable – Related Party

Notes payable consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Notes payable, related party, unsecured, 10% interest, matures on February 11, 2010, balloon payment of principal and interest	$834,735	$71,189
Revolving line of credit for up to $1,500,000 until December 31, 2012, related party, unsecured, 10% interest, matures on December 31, 2012 monthly interest only payments	1,126,210	-
Convertible notes payable, related party, unsecured, 12% interest, matures on December 31, 2009, balloon payment of principal and interest, convertible into common stock at a rate of $0.10 per share	348,405	348,405
Promissory Note Payable, related party, unsecured, no interest, matures on December 31, 2009.	9,700	-
	$2,319,050	$419,594

During the nine months ended September 30, 2009 and 2008, the Company had interest expense of $130,776 and $23,320, respectively, related to notes payable – related party.  As of September 30, 2009 and December 31, 2008, the Company had accrued interest payable of $259,997 and $10,533, respectively.

Note 7: Debentures

Debentures consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Convertible debenture, related party, unsecured, 9% interest rate, due on December 31, 2012, balloon payment of principal and interest, convertible in common stock at a rate of $1.50 per share	$6,000,000	$-
Debt discount	(2,712,273)	-
	$3,287,727	$-

During the nine months ended September 30, 2009 and 2008, the Company had interest expense of $377,700 ($148,200 of actual interest and $229,500 allocated as interest expense attributed to the fair value of options and warrants issued under Black-Scholes) and $0, respectively, related to this debenture.  As of September 30, 2009 and December 31, 2008, the Company had accrued interest payable of $148,200 and $0, respectively.

WorldVest, Inc.
(A Development Stage Company)
(formerly Catalyst Ventures Incorporated)
Notes to Combined Financial Statements

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

On March 8, 2008 the Company entered into a professional services contract with Catalyst Financial Group, Inc. (“CFGI”) wherein for a term of five years CFGI will provide the company with business development and executive corporate strategic planning.  The Company issued 5,000,000 of restricted common stock as compensation for the services to be performed (see Note 9).  Kenneth Green is the Chief Executive Officer, director and shareholder of CFGI.   This contract was cancelled and the stock was returned to the company as part of the return of 30,000,000 (See Note 9).

On October 1, 2008, the Company entered into a one-year professional services contract with majority shareholder WorldVest Equity, Inc. (WVE), WorldVest, LLC, a wholly owned operating subsidiary of WorldVest Equity at that time.  WorldVest was to provide the Company with business development and corporate strategic planning.  The Company agreed to pay $10,000 per month to WorldVest, LLC pursuant to this contract.  Garrett K. Krause is the Executive Chairman of WorldVest Equity, Inc. and Managing Director of WorldVest, LLC.  As of September 30, 2009 this contract has been cancelled.

On November 30, 2008, the Company entered into a line of credit promissory note with Zuma Investment Partners (Zuma), whereby Zuma paid a total of $3,500 on behalf of the Company to various professionals for services rendered.  Interest of $379 has accrued on this note.

On November 30, 2008, the Company entered into a line of credit promissory note with WorldVest Equity, Inc., whereby WVE paid a total of $9,000 on behalf of the Company to various professionals for services rendered.  At the same time, WVE extended an additional $10,000 to the Company within this line of credit to cover short term operating expenses.  As of September 30, 2009 WorldVest Equity is advanced a total of $591,446 to WorldVest and interest of $18,079 has accrued on the advances.

WorldVest, Inc.
(A Development Stage Company)
(formerly Catalyst Ventures Incorporated)
Notes to Combined Financial Statements

Note 8: Other Related Party Transactions (Continued)

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

WorldVest, Inc.
(A Development Stage Company)
(formerly Catalyst Ventures Incorporated)
Notes to Combined Financial Statements

Note 9: Equity (Continued)

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

Note 10: Warrants

The following is a summary of the status of all of the Company’s stock warrants as of September 30, 2009 and changes during the nine months ended on that date:

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2009	-	$0.00
Granted	4,000,000	$3.00
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at September 30, 2009	4,000,000	$3.00

Warrants exercisable at September 30, 2009	4,000,000	$3.00
Warrants exercisable at December 31, 2008	-	$0.00

The following tables summarize information about stock warrants outstanding and exercisable at September 30, 2009:

	STOCK WARRANTS OUTSTANDING
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
$3.00	4,000,000	1.72	$3.00
	4,000,000	1.72	$3.00

	STOCK WARRANTS EXERCISABLE
Exercise Prices	Number of Shares Exercisable	Weighted-Average Exercise Price
$3.00	4,000,000	$3.00
	4,000,000	$3.00

WorldVest, Inc.
(A Development Stage Company)
(formerly Catalyst Ventures Incorporated)
Notes to Combined Financial Statements

Note 11: Commitments and Contingencies

On December 5, 2007 and March 8, 2008 the Company entered into six contracts to provide professional services in return for 20,000,000 and 10,000,000 shares of restricted common stock respectively, including 5,000,000 shares of restricted common stock issued to Catalyst Financial Group, Inc., (see Note 8).  All of the agreements have been assigned an effective date concurrent with the date of issuance of the stock, which is March 18, 2008.  The stock has been valued at $.75 (seventy five cents) per share, as the estimated fair market value of the common stock.  Accordingly on March 18, 2008, $22,500,000 in prepaid professional fee contracts was recorded on the books of the Company.  The prepaids were to be amortized over the lives of the contracts, which bear either one year or five years terms.  As of this time all six contracts have been cancelled and the 30,000,000 shares have been returned to treasury.

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

On August 13, 2008 the Company cancelled the remaining two of the six contracts to provide professional services and the stock certificates for 10,000,000 shares of the restricted common stock, which represented all of the stock issued for those contracts, were also cancelled and returned to the Company.   The agreements provide for the development and implementation of advertising and marketing programs and concurrent efforts at business development. As of September 30, 2009 WorldVest had advanced USD$20,000 to Mr. Celso Cravinhos and USD$7,040 to Mr. Peter Dunev pursuant to their respective monthly consulting services.  These advances do not pay interest and Management anticipates that each advance will be repaid in exchange for future services to the Company.

Note 12: Subsequent Events

The Company evaluated no subsequent events through the date the accompanying financial statements were available to be issued, which was November 23, 2009.

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

Plan of Operations

During the next twelve months, we seek to continue to develop our Global Merchant Banking infrastructure and complete the final closing of Banco Porto Seguro as it transitions into Banco WorldVest International.  We also plan continued expansion of our Asset Management division through the growth of StormWorks as this time we have identified a limited number of unique transactions located in the United States, China, Brazil, and South Korea.  We also plan to raise a minimum of USD $5 million in new capital through a Regulation D private placement offering, which we anticipate launching on December 1, 2009.

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

Results of Operations

For the nine months ended September 30, 2009, we had revenue of $36,371. Total expenses for the nine months ended September 30, 2009 totaled $959,906 resulting in a loss of $1,389,495. Total expenses of $959,906 for the period consisted of $822,042 for general and administrative expenses, $134,902 for rent expense, and $2,962 for depreciation expense.  Additionally, we had other income of $42,516 and interest expense of $508,476 for the nine months ended September 30, 2009.

For the nine months ended September 30, 2008, we had revenue of $-0-.  Total expenses for the nine months ended September 30, 2008 totaled $938,377 resulting in a loss of $981,697. Total expenses of $958,377 for the period consisted of $29,210 for professional fees - related party, $200,000 for executive compensation, $621,373 for general & administrative expenses, and $651 for depreciation expense, $1143 for Loss of Property, $6,000 for deferred investment costs written off, $100,000 for deposit on investment written off.  Additionally, we had other income of $-0- and interest expense of $23,230 for the nine months ended September 30, 2008.

Capital Resources and Liquidity

As of September 30, 2009 we had $38,360 in cash, $1,093,804 in total assets and $2,660,339 in total current liabilities.  Our current liabilities exceed our current assets by $2,362,294 as of September 30, 2009.

We believe we can satisfy our cash requirements for the next twelve months with our current cash, expected revenues and continued funding from WorldVest Equity, Inc.  At this time we have has an agreement from ZumaHedgeFund, LLC whereby they will continue to accrue the interest on the debt as they intend to convert their debt into common stock by December 31, 2009.  However, completion of our plan of operation is subject to attaining adequate revenue and additional financing. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our profit, revenue, and growth goals.

Per our Form 8-K, dated June 26, 2009, WorldVest, Inc. acquired the global merchant banking operations from WorldVest Equity, Inc.  Pursuant to the agreement, we acquired Global Banking & Advisory assets from WorldVest Equity, which currently employs eleven [6] individuals, and is headquartered in Fort Lauderdale and offices in Los Angeles.  With this transaction we acquired the assets of FutureVest Management (Shenyang) Co, Ltd., a unique license to perform investment banking, advisory, and investment management services in the Peoples Republic of China, without the need for any Chinese partners.  Through this acquisition, we are able to provide capital raising and venture services, as well as use the extensive WorldVest global relationships to enhance and support the development of the WorldVest Global Merchant banking plan.  Additionally, through this acquisition, we believe we can attract equally beneficial relationships with the business communities and governments of Brazil and South Korea.

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

Investments in Companies Accounting for Using the Equity or Cost Method

Investments in other entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company's ability to exercise significant influence over the operating and financial policies of the investee. Investments of this nature are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment. In accordance with ASC 323, “Investments-Equity Method and Joint Ventures, when net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company's share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. When an investment accounted for using the equity method issues its own shares, the subsequent reduction in the Company's proportionate interest in the investee is reflected in income as a deemed dilution gain proportionate interest in or loss on disposition. The Company evaluates its investments in companies accounted for by the equity or cost method for impairment when there is evidence or indicators that a decrease in value may be other than temporary.

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

Stock-based compensation

The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

Recent accounting pronouncements

On July 1, 2009, the Financial Accounting Standards Board (FASB) officially launched the FASB Accounting Standards Codification (ASC) 105 -- Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification (“the Codification”), as the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission.  The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure.  All guidance contained in the Codification carries an equal level of authority.  The Codification is effective for interim and annual periods ending after September 15, 2009.  Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as “FASB ASC”.  Implementation of the Codification did not have any impact on the Company’s consolidated financial statements.

On June 30, 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-01 (Topic 105) – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 – The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. Beginning with this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standard Updates.  This ASU includes FASB Statement No. 168 in its entirety.  While ASU’s will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance.  The Codification modifies the GAAP hierarchy to include only two levels of GAAP:  authoritative and nonauthoritative.  ASU No. 2009-01 is effective for financial statements issued for the interim and annual periods ending after September 15, 2009, and the Company does not expect any significant financial impact upon adoption.

In August 2009, the FASB issued ASU No. 2009-05 – Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This ASU clarifies the fair market value measurement of liabilities.  In circumstances where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a technique that uses quoted price of the identical or a similar liability or liabilities when traded as an asset or assets, or another valuation technique that is consistent with the principles of Topic 820 such as an income or market approach.  ASU No. 2009-05 was effective upon issuance and it did not result in any significant financial impact on the Company upon adoption.

In September 2009, the FASB issued ASU No. 2009-12 – Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent).  This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value.  ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted.  Since the Company does not currently have any such investments, it does not anticipate any impact on its financial statements upon adoption.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 addresses the effect on FASB Interpretation 46(R), “Consolidation of Variable Interest Entities” of the elimination of the qualifying special-purpose entity concept of SFAS No. 166, “Accounting for Transfers of Financial Assets”.  SFAS No. 167 also amends the accounting and disclosure requirements of FASB Interpretation 46(R) to enhance the timeliness and usefulness of information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited.  The Company does not anticipate any significant financial impact from adoption of SFAS No. 167. As of September 30, 2009, SFAS No. 167 has not been added to the Codification.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”.  SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” by eliminating the concept of special-purpose entity, requiring the reporting entity to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, changes the requirements for the de-recognition of financial assets, and provides for the sellers of the assets to make additional disclosures.  This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited.  The Company does not anticipate any significant financial impact from adoption of SFAS No. 166. As of September 30, 2009, SFAS No. 166 has not been added to the Codification.

In May 2009, the FASB issued FASB ASC 855, “Subsequent Events”.  This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FASB ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued or date available to be issued.  The Company adopted this Statement in the second quarter of 2009.  As a result the date through which the Company has evaluated subsequent events and the basis for that date have been disclosed.

In April 2009, the FASB issued an update to FASB ASC 820, “Fair Value Measurements and Disclosures”, related to providing guidance on when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The update clarifies the methodology to be used to determine fair value when there is no active market or where the price inputs being used represent distressed sales.  The update also reaffirms the objective of fair value measurement, as stated in FASB ASC 820, which is to reflect how much an asset would be sold in and orderly transaction, and the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive.  The Company adopted this Statement in the second quarter of 2009 without significant financial impact.

In April 2009, the FASB ASC 320, “Investments – Debt and Equity”, amends current other-than-temporary guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to credit and noncredit components impaired debt securities that are not expected to be sold.  Also, the Statement increases disclosures for both debt and equity securities regarding expected cash flows, securities with unrealized losses, and credit losses.  The Company adopted this Statement in the second quarter of 2009 without significant impact to our financial statements.

In April 2009, the FASB issued an update to FASB ASC 825, “Financial Instruments”, to require interim disclosures about the fair value of financial instruments”.  This update enhances consistency in financial reporting by increasing the frequency of fair value disclosures of those assets and liabilities falling within the scope of FASB ASC 825. The Company adopted this update in the second quarter of 2009 without significant impact to the financial statements.

In April 2009, the FASB issued an update to FASB ASC 805, “Business Combinations”, that clarifies and amends FASB ASC 805, as it applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies.  This update addresses initial recognition and measurement issues, subsequent measurement and accounting, and disclosures regarding these assets and liabilities arising from contingencies in a business combination.  The Company adopted this Statement in the second quarter of 2009 without significant impact to the financial statements.

In January 2009, the FASB issued an update to FASB ASC 325, “Investments – Other”, which amends the impairments guidance on recognition of interest income and impairment on purchased beneficial interests and beneficial interests that continue to be held by a transferor in securitized financial assets to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The update also retains and emphasizes the objective of an other than-temporary impairment assessment and the related disclosure requirements in FASB ASC 320, “Investments – Debt and Equity Securities”, and other related guidance.  The adoption of this update in the second quarter of 2009 did not have a significant impact on the Company’s financial statements.

In November 2008, EITF issued new guidance under FASB ASC 350, “Intangibles – Goodwill and Other” on accounting for defensive intangible assets”.  The new guidance applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining or using the asset (a defensive asset).  This guidance was adopted by WorldVest in January 2009 without impact to the financial statements.

In May 2008, the FASB issued an update to FASB ASC 470, “Debt”, with respect to accounting for convertible debt instruments that may be settled in cash upon conversion including partial cash settlement.  This update applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB ASC 815, “Derivatives and Hedging”.  Additionally, this update specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost recognized in subsequent periods. The update is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company does not currently have any debt instruments for which this update would apply.  This update was adopted in January 2009 without significant financial impact.

In March 2008, the FASB issued an update to FASB ASC 815, “Derivatives and Hedging” This update is intended to enhance the current disclosure framework in FASB ASC 815.  Under this update, entities will have to provide disclosures about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB ASC 815 and its related interpretations, and (c), how derivative instruments and related hedged items effect an entity’s financial position, financial performance and cash flows.  This update is effective for all financial statements issued for fiscal and interim periods beginning after November 15, 2008.  The Company does not currently have any derivative instruments, nor does it engage in hedging activities, therefore, the Company’s adoption of this update in the first quarter of 2009 was without significant financial impact.

In December 2007, the FASB issued an update to FASB ASC 805, “Business Combinations” which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. This update also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This update is effective for the Company with respect to business combinations for which the acquisition date is on or after January 1, 2009. The Company adopted this update in the first quarter of 2009 without significant financial impact.

In December 2007, the FASB issued an update to FASB ASC 810, “Consolidation”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners. This update is effective for the Company as of January 1, 2009. The Company adopted this update in January 2009 without significant impact on the consolidated financial position, results of operations, and disclosures.

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

Item 5. Other Information.

None.

Item 6. Exhibits

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

WORLDVEST, INC.

Date: November 23, 2009	By:	/s/ GARRETT K. KRAUSE
GARRETT K. KRAUSE
Chairman, CEO, and Director