Form 10-K
period 2009-12-31
WORLDVEST, INC.
filed 2010-04-15
CIK 1416712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 000-51879

WORLDVEST, INC.
(Exact name of registrant as specified in its charter)

Florida	26-1095171
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

295 Madison Ave, 12th Floor, New York, NY	10067
(Address of principal executive offices)	(Zip Code)

(310) 277-1513
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None.
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of April 15, 2010, based upon the closing price reported for such date on the OTC Bulletin Board was $22,949,977.

As of April 15, 2010, the registrant had 59,065,317 shares of its common stock outstanding

PART I

ITEM 1.  BUSINESS

DESCRIPTION OF BUSINESS

WorldVest, Inc. (“WorldVest” or the “Company”) was organized September 17, 2007, under the laws of the state of Florida.  The Company, as a global merchant bank, offers traditional investment banking and advisory services, while also makes direct investments as a principal in select global transactions.

WorldVest, Inc. (“WorldVest”) has established a simplistic and powerful global infrastructure with the objective of sourcing and completing investment transactions with the potential for “outsized” returns.  At present, WorldVest consists of an executive management team (“Management”) and an experienced board of directors and advisors with substantial experience in the areas of global investing, investment banking, trading, venture capital and business management across a wide variety of industries in global markets.  It is Management’s responsibility to develop and manage its subsidiary operating companies, which include WorldVest Finance Corporation (“WV Financial”), an international banking & finance company, and WorldVest Partners (“WV Partners”), an equity development & asset management company charged with creating and launching a series of strategic Platform Development Companies (“PDC”).

As a truly global company, WorldVest pursues transactions without predefined boundaries or limits.  Rather than placing limits on its business areas, WorldVest evaluates opportunities in all geographic markets, industries and stages of development based on their individual merits and seeking to participate in those which offer the greatest opportunity to create absolute risk-adjusted returns.  WorldVest’s principal objective as a global merchant bank is to increase its shareholders’ value by investing in, acquiring, partnering with and advising high-growth companies with an initial focus on those located in North America and the BRIC countries (Brazil, Russia, India, China, and secondarily South Korea), which have among the fastest growing GDPs in the world. The combination of its highly experienced management team and its global network of trusted advisors, associates, and affiliate relationships enables WorldVest to access high-caliber transactions from around the world.

Management recognizes the disconnect that exists between the needs of high-growth companies and the limitations of traditional investment banking, private equity, and venture capital institutions. As a global merchant bank, WorldVest has set a new standard, emerging as a partner and solution provider where one did not previously exist.

WorldVest Financial Corporation – International Banking & Advisory Subsidiary

Over the last few years, WorldVest has assembled, through acquisition and organic growth, a unique group of Banking & Financial Advisory assets, each positioned for international transaction growth.  Recently, WorldVest Financial Corporation “WV Financial” was launched as a consolidation of these global operations into an independent International Banking & Finance subsidiary with operations in the United States, China and Brazil and will continue to pursue growth opportunities in the global financial services markets.

WV Financial will operate internationally through three divisions: (i) WorldVest, Inc. dba WorldVest USA, a US based Corporate Finance & advisory company; (ii) FutureVest Management (Shenyang) Co. Ltd., dba China WorldVest Group, a PRC subsidiary with a banking & finance license which has a unique status as a Wholly Foreign Owned Entity operating autonomously in the Peoples Republic of China; and (iii) WorldVest Brasil, Ltda., a Brazilian finance company currently being incorporated under the laws of the country of Brazil.

WorldVest Partners, LLC – Equity Development & Asset Management Subsidiary

To implement its direct investment objectives, WorldVest Partners, LLC is currently being formed as a subsidiary to create a series of Platform Development Companies (“PDCs”) that utilize a wide variety of corporate structures and investment strategies each aimed at capitalizing on strategic equity opportunities in the global marketplace.  Each PDC will be structured with its own unique business and operating objectives with independent growth strategies and in each case, WorldVest Partners will act as external management with the intent to raise equity capital through our partner network and position each PDC for an independent public listing as an exit strategy.  Currently, WorldVest has launched its initial two PDC companies with additional PDC transactions in development:

WorldVest Korea Group – Korean Investment & Development Company

On June 26, 2009, WorldVest signed a memorandum of understanding (“MOU”) with the Korea Trade and Investment Promotion Agency (“KOTRA”), outlining the creation of the WorldVest Vintage Korea Investment Initiative, which will be further developed into a separate entity to be incorporated as WorldVest Korea Group, LLC  (“WV Korea”).  With the support of KOTRA, WorldVest seeks to strategically invest into mature high-growth South Korean companies seeking to expand globally and list publicly on a U.S. exchange.  In addition to providing an infusion of Capital, WV Korea aims to offer these portfolio companies the additional resources and management expertise necessary to execute their business and growth objectives.  WV Korea will have an initial focus on high technology companies positioned to expand globally though distribution contracts or purchase orders.  Each company acquired in this platform will have a goal to achieve independent growth while preparing for an exit strategy within a three-year period.  Possible exit strategies will be a M&A event such as a sale, merger or an IPO of their stock on a major exchange.

Hurricane Global Resource Corporation – Global Resource Trading, Acquisition & Development

On February 19, 2010, WorldVest launched Hurricane Global Resources Corporation (“Hurricane”) as its second PDC to serve as a global natural resource trading, acquisition & project development company.  As China has overtaken the United States to become the number one trading partner to Brazil, it is clear to see that the flow of global trade of commodities and natural resources between these two countries continues to increase.  Accordingly, WorldVest Partners launched Hurricane to begin trading commodities including such products such as iron ore, sugar and precious metals.  Taking these trading opportunities a step further, Hurricane is in preliminary talks to acquire a slate of commodity reserve properties, which include an iron ore mine in Brazil, a Potash mine in the United States, development rights to a Brazilian “sustainable forestry management” project and a highly unique fish farm in Brazil.  Hurricane seeks to invest in, and consolidate, these and future opportunities while pursuing a public listing on a major exchange.

ITEM 1A.   RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2.      PROPERTIES

The WorldVest principal executive office location is 295 Madison Ave, 12th Floor, New York City, NY 10067 with additional offices in Los Angles office at 1500 Rosecrans Ave, Suite 500, Manhattan, Beach, CA, 90266.  WorldVest also has small offices in Sao Paulo, Brazil and Shenyang, China.  Currently, our NY and LA offices are sufficient to meet our needs; however, if we expand our business to a significant degree, we will have to find a larger space.

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

ITEM 4.     (REMOVED AND RESERVED)

PART II

ITEM 5.    MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Public Market for Common Stock

Our common stock is listed on the OTC Bulletin Board system under the symbol “CTLV” since January 17, 2008, and began trading under the symbol “WOVT” on July 23, 2009.

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

Quarter ended	High	Low
December 31, 2009	$2.10	$1.40
September 30, 2009	$2.30	$1.90
June 30, 2009	$2.05	$0.01
March 31, 2009	$0.01	$0.01
December 31, 2008	$0.01	$0.01
September 30, 2008	$0.01	$0.01
June 30, 2008	$0.01	$0.01
March 31, 2008	$0.01	$0.01

Holders

As of April 15, 2010, 59,065,317 shares of the Company’s common stock were issued and outstanding.  There are approximately 66 shareholders of our common stock and each shareholder of our common stock is entitled to one vote for each share on all matters submitted to a stockholder vote.

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

Recent Sales of Unregistered Securities

On December 22, 2009, the Company issued 155,843 shares of its restricted common shares to eight (8) accredited investors in exchange for $233,760 in cash.

We believe the issuance of the shares is exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2) and/or Regulation D, Rule 506.  The shares were issued directly by us and did not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of his investment.

On December 31, 2009, the Company converted $6,000,000 of the principal and interest due under the 9% Convertible Debenture issued by WorldVest Equity, Inc. dated June 22, 2009, into the following securities:

a.
Four million (4,000,000) shares of Series B Convertible Preferred Shares carrying a 9% interest coupon to be Paid in Kind with each share convertible into one share of the common stock of the Company.   The shares are  issued to WV55 Partners;

b.	1,000,000 Series C Non-Equity Preferred Shares that carry 100 common stock votes for each Series C Preferred Share Issued. The shares will be issued WV55 Partners; and

c.
All accrued interest on the debentures through December 31, 2009, amounting to $284,544, will be paid with WorldVest, Inc. common stock at a price of $1.50 per share resulting in the future issuance of 189,696 common shares.

We believe the issuance of the shares is exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2) and/or Regulation D, Rule 506.  The shares were issued directly by us and did not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of his investment.

Equity Compensation Plan Information

The following table sets forth certain information as of April 15, 2010, with respect to compensation plans under which our equity securities are authorized for issuance:

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

Plan of Operations

During the next twelve months, we seek to continue to develop our operating subsidiaries and platform development companies with the combined goal of maximizing both earnings per share and the net asset value of our investment portfolio.

Within WV Financial, we plan to complete the formation and capitalization of a Fundo de Investimento em Diretos Creditorios (“FIDC”), a Brazilian structured credit receivables fund investing in highly-rated short term receivables within the retail and consumer finance sectors in Brazil.  Additionally, WorldVest seeks to acquire a multiple license Brazilian commercial and Investment Bank, an established Brazilian financial management company and an emerging U.S. Mortgage Bank currently licensed in California.  Through the consolidation of these assets, WV Financial will become a diversified and far reaching global financial holding company positioned for an independent public listing.

WorldVest Partners aims to capitalize and further develop its existing two platform development companies.  Under Hurricane Global Resource Corporation, WorldVest Partners anticipates commending brokering the trade of iron ore between Latin America and its Chinese buyer, currently under LOI.  On the strength of this buyer, Hurricane aims to complete the acquisition of one or more iron ore reserves to be developed into a producing mine(s), while also pursuing additional investments in natural resource related assets.

We also plan to raise a minimum of USD $5 million in new capital into the Company through a Regulation D private placement offering, which we anticipate launching in April/May of 2010.  Further, we plan to launch parallel Regulation D private placement offerings in both WV Finance and Hurricane in the coming months in order to independently finance their ongoing focused operations.

Limited Operating History

We have generated approximately two full years of financial information and have not previously demonstrated that we will be able to expand our business through an increased investment in our product line and/or marketing efforts.  Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our new products and/or sales methods.

If financing is not available on satisfactory terms, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.

Results of Operations

For the year ended December 31, 2009, we had revenue of $41,700. Total expenses for the year ended December 31, 2009, totaled $1,302,540 resulting in a loss of $2,134,079. Total expenses of $1,302,540 for the period consisted of $806,676 for general and administrative expenses, $180,810 for rent expense, $2,898 for depreciation expense and $100,000 for deferred investment costs written off.  Additionally, we had other income of $49,602 and interest expense of $922,841 for the year ended December 31, 2009.

For the year ended December 31, 2008, we had revenue of $-0-.  Total expenses for the year ended December 31, 2008 totaled $986,602 resulting in a loss of $1,020,454. Total expenses of $986,602 for the period consisted of $29,760 for professional fees - related party, $200,000 for executive compensation, $649,048 for general & administrative expenses, and $651 for depreciation expense, $1,143 for Loss of Property, $6,000 for deferred investment costs written off, $100,000 for deposit on investment written off.  Additionally, we had other income of $-0- and interest expense of $33,230 for the year ended December 31, 2008.

Capital Resources and Liquidity

As of December 31, 2009, we had $2,480 in cash, $714,236 in total assets and $1,931,415 in total current liabilities.  Our current liabilities exceed our current assets by $1,889,395 as of December 31, 2009.
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

Per our Form 8-K, dated June 26, 2009, WorldVest, Inc. acquired the global merchant banking operations from WorldVest Equity, Inc.  Pursuant to the agreement, we acquired Global Banking & Advisory assets from WorldVest Equity, which currently employs eleven (11) individuals, and is headquartered in New York and Los Angeles offices.  With this transaction we acquired the assets of FutureVest Management (Shenyang) Co., Ltd., a unique license to perform investment banking, advisory, and investment management services in the Peoples Republic of China, without the need for any Chinese partners.  Through this acquisition, we are able to provide capital financing and venture services, as well as use the extensive WorldVest global relationships to enhance and support the development of the WorldVest Global Merchant banking plan.  Additionally, through this acquisition, we believe we can attract equally beneficial relationships with the business communities and governments of Brazil and South Korea.

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

Revenue recognition

The Company will recognize revenues through Investment banking, consulting, financial advisory services, and direct investments consolidating revenues of our wholly owned platform development subsidiary operations and majority owned investments, and through cash flow generated from our subsidiaries and investments.

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

Recent accounting pronouncements

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements.  Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU.  The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the impact of this ASU, however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary.  Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009.  We are currently evaluating the impact of this ASU, however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-01 regarding equity and accounting for distributions to shareholders with components of stock and cash.  This ASU addresses the diversity in practice related to the accounting for a distribution to shareholders that offers them the ability to elect to receive their entire distribution in cash or shares of equivalent value with a potential limitation on the total amount of cash that shareholders can elect to receive in the aggregate.  Historically, some entities have accounted for the stock portion of the distribution as a new share issuance that is reflected in earning per share (EPS) prospectively. Other entities have accounted for the stock portion of the distribution as a stock dividend by retroactively restating shares outstanding and EPS for all periods presented.  The amendments in this ASU clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance thus eliminating the diversity in practice.  The amendments in this ASU affect entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate.  This ASU is effective for interim and annual periods ending on or after December 15, 2009, and it is to be applied retrospectively. The adoption of this ASU did not have an impact on our consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17 regarding consolidations and improvements to financial reporting by enterprises involved with VIEs. This ASU changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  This statement is effective for us beginning in the first quarter of fiscal 2011 (October 1, 2010). We are currently assessing the potential impact that the adoption of ASU No. 2009-17 will have on our consolidated financial statements.

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

On June 30, 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-01 (Topic 105) – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 – The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. Beginning with this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standard Updates.  This ASU includes FASB Statement No. 168 in its entirety.  While ASU’s will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance.  The Codification modifies the GAAP hierarchy to include only two levels of GAAP:  authoritative and non-authoritative.  ASU No. 2009-01 is effective for financial statements issued for the interim and annual periods ending after September 15, 2009, and the Company does not expect any significant financial impact upon adoption.

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

In May 2008, the FASB issued an update to FASB ASC 470, “Debt”, with respect to accounting for convertible debt instruments that may be settled in cash upon conversion including partial cash settlement.  This update applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB ASC 815, “Derivatives and Hedging.”  Additionally, this update specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost recognized in subsequent periods. The update is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company does not currently have any debt instruments for which this update would apply.  This update was adopted in January 2009 without significant financial impact.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of WorldVest, Inc.

We have audited the accompanying combined balance sheets of WorldVest, Inc. (“the Company”) (formerly known as Catalyst Ventures Incorporated) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for the years in the two-year period ended December 31, 2009 and for the period from September 17, 2007 (Inception) to December 31, 2009. WorldVest’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WorldVest as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from September 17, 2007 (Inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying combined financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the combined financial statements, the Company’s current liabilities exceed current assets and has incurred recurring losses, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC
April 15, 2010
Las Vegas, Nevada

WorldVest, Inc.
(A Development Stage Company)
(formerly Catalyst Ventures Incorporated)
Combined Balance Sheets
(Audited)

	December 31,	December 31,
	2009	2008

Assets

Current assets:
Cash	$2,480	$37,636
Prepaid expenses	9,359	-
Salary Advances	2,250	-
Notes receivable	27,931	-
Total current assets	42,020	37,636

Property and equipment, net of accumulated depreciation	22,216	-
Deferred acquisition costs	650,000	-

Total assets	$714,236	$37,636

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$51,337	$14,049
Accrued payroll	92,357	-
Notes payable - related parties	1,668,041	419,594
Accrued interest payable - related parties	119,680	10,533
Total current liabilities	1,931,415	444,176

Long-term liabilities:
Total long-term liabilities	-	-

Total liabilities	1,931,415	444,176

Commitments and contingencies

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 5,000,000 and no shares issued and outstanding
as of December 30, 2009 and December 31, 2008	4,000	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 58,979,592 and 55,153,750 shares issued and outstanding
as of December 31, 2009 and December 31, 2008, respectively	58,980	55,154
Additional paid-in capital	10,443,334	3,412,264
Common Stock Payable	284,544	-
(Deficit) accumulated during development stage	(12,008,037)	(3,873,958)
Total stockholders' (deficit)	(1,217,179)	(406,540)

Total liabilities and stockholders' (deficit)	$714,236	$37,636

See Accompanying Notes to Combined Financial Statements

WorldVest, Inc.
(A Development Stage Company)
(formerly Catalyst Ventures Incorporated)
Combined Statements of Operations
(Audited)

			September 17, 2007
	For the year ended		(inception) to
	December 31,		December 31,
	2009	2008	2009

Income	$41,700	$-	$41,700

Expenses:
Professional services - related party	-	29,760	84,760
Rent expense	180,810	-	180,810
Executive compensation	212,156	200,000	2,812,156
General and administrative expenses	806,676	649,048	1,680,161
Depreciation expense	2,898	651	4,361
Loss on property, plant and equipment	-	1,143	1,143
Failed acquisition costs	-	-	143,200
Deferred acquisition costs written off	100,000	6,000	106,000
Deposit on investment written off	-	100,000	100,000

Total expenses	1,302,540	986,602	5,112,591

Net operating (loss)	(1,260,840)	(986,602)	(5,070,892)

Other income/(expense)
Other income	49,602	-	49,602
Interest expense - related parties	(922,841)	(33,852)	(986,748)
Total other income/(expense)	(873,239)	(33,852)	(937,146)

Net (loss) before provision for income taxes	(2,134,079)	(1,020,454)	(6,008,037)

Provision for income taxes	-	-	-

Net (loss)	$(2,134,079)	$(1,020,454)	$(6,008,037)

Weighted average number of common shares	55,166,967	67,302,419
outstanding - basic and fully diluted

Net (loss) per common share - basic and fully diluted	$(0.04)	$(0.02)

See Accompanying Notes to Combined Financial Statements

WorldVest, Inc.
(A Development Stage Company)
(formerly Catalyst Ventures Incorporated)
Combined Statement of Stockholders' (Deficit)
(Audited)

						Common		Deficit
						Stock		Accumulated
					Additional	Issued for	Common	During	Total
	Common Shares		Preferred Shares		Paid-In	Prepaid	Stock	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Services	Payable	Stage	(Deficit)

Shares issued for services September 17, 2007	55,000,000	$55,000			$-	$-	$-	$-	$55,000

Shares issued for cash September 30, 2007	47,000	47			46,953				47,000

Cash received for common stock payable							34,250	-	34,250

Net (loss) for the period September 17, 2007 (inception) through December 31, 2007								(2,853,504)	(2,853,504)

Balance, December 31, 2007	55,047,000	55,047	0	0	46,953	-	34,250	(2,853,504)	(2,717,254)

Shares issued for cash January 18, 2008	56,750	57			56,693		(34,250)		22,500

Shares issued for prepaid services March 31, 2008	30,000,000	30,000			22,470,000	(22,500,000)			-

Shares issued for prepaid services cancelled June 9, 2008	(20,000,000)	(20,000)			(14,455,806)	14,475,806			-

Amortization of prepaid services paid in shares						576,613			576,613

Contribution of accrued executive compensation and related payroll					2,682,055				2,682,055

Cash received for common stock payable June 19, 2008							50,000		50,000

Shares issued for common stock payable June 25, 2008	50,000	50			49,950		(50,000)		-

Shares issued for prepaid services cancelled August 13, 2008	(10,000,000)	(10,000)			(7,437,581)	7,447,581			-

Net (loss) for the year ended December 31, 2008								(1,020,454)	(1,020,454)

Balance, December 31, 2008	55,153,750	55,154	0	0	3,412,264	-	-	(3,873,958)	(406,540)

Acquisition of entites under common control								(6,000,000)	(6,000,000)

Warrants issued with convertible debt and beneficial conversion feature					2,941,773				2,941,773

Shares issued for Cash	155,842	156			233,604				233,760

Shares to be issue for accrued interest from conversion of convertible debenture on December 31, 2009					-		284,544		284,544

Issuance for Preferred Series B shares from conversion of convertible debt on December 31, 2009.			4,000,000	4,000	3,492,364				3,496,364

Issuance of commons shares for conversion of note to ZumaHedgeFund, LLC as of December 31, 2009.	3,670,000	3,670			363,330			-	367,000

Issuance of Preferred Series C shares from conversion of convertible debenture on December 31, 2009.			1,000,000	0					-

Net (loss) for the nine months ended December 30, 2009								(2,134,079)	(2,134,079)

Balance, December 31, 2009	58,979,592	$58,980	5,000,000	4,000	$10,443,335	$-	$284,544	$(12,008,037)	$(1,217,179)

See Accompanying Notes to Combined Financial Statements

WorldVest, Inc.
(A Development Stage Company)
(formerly Catalyst Ventures Incorporated)
Combined Statements of Cash Flows
(Audited)

			September 17, 2007
	For the year ended		(inception) to
	December 31,		December 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,134,079)	$(1,020,117)	$(6,008,037)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Shares issued for services	-	-	55,000
Deferred acquisition cost written off	-	6,000	6,000
Deposit on investment written off	-	100,000	100,000
Fixed assets written down	100,000	-	100,000
Depreciation expense	2,898	651	4,361
Amortization of prepaid services paid with common stock	-	576,613	576,613
Loss on property and equipment	-	1,143	1,143
Amortization of the warrants and benefical conversion feature	438,137	-	438,137

Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(9,359)	-	(9,359)
(Increase) in employee advances	(2,250)	-	(2,250)
(Increase) in accrued interest receivable	(10,578)	-	(10,578)
(Increase) in accrued expenses reimbursement	-	(214,732)	-
Increase in accounts payable	37,288	6,448	51,736
Increase in accrued payroll and payroll taxes	92,357	16,150	178,238
Increase in accrued interest payable - related party	426,363	(19,522)	436,896
Increase in due to related parties	-	52,500	52,500
Increase in accrued executive compensation	-	200,000	2,600,000

Net cash (used) in operating activities	(1,059,223)	(294,866)	(1,429,600)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds for notes receivable - related party	(230,943)	-	(230,943)
Payments from notes receivable - related party	44,851	-	44,851
Purchase of property, plant and equipment	(4,877)	(982)	(7,483)
Deferred acquisition cost	-	-	(6,000)
Deposit on investment	-	-	(100,000)
Investment in WV Capital Partners Asset	(24,500)	-	(24,500)
Due from Related Party - 2008	-	(30,337)	(30,337)

Net cash (used) by investing activities	(215,469)	(31,319)	(354,412)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	1,189,608	397,094	1,733,037
Payments on notes payable - related party	(183,832)	(131,723)	(334,055)
Proceeds from conversion of Accrued Interest on Debentures to common stock	-	-	-
Proceeds from conversion of Convertible Debentures	-	-	-
Proceeds from sale of common stock, net of offering costs	233,760	72,500	387,510

Net cash provided by financing activities	1,239,536	337,871	1,786,492

NET CHANGE IN CASH	(35,156)	11,686	2,480

CASH AT BEGINNING OF YEAR	37,636	25,950	-

CASH AT END OF YEAR	$2,480	$37,636	$2,480

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Common stock issued for prepaid services	$-	$22,500,000	$22,500,000
Common stock issued for prepaid services cancelled	$-	$21,923,387	$21,923,387
Contribution of accrued executive compensation and related payroll taxes	$-	$2,682,055	$2,682,055
Acquisition of entites under common control	$6,000,000	$-	$6,000,000
Assumption of note payable - related party for asset purchase
Investment in WV Capital Partners	$100,000	$-	$100,000
Deferred acquisition costs	650,000	-	650,000
	750,000		750,000
Assumption of property, plant and equipment in asset purchase	$20,237	$-	$100,000
Transfer of notes and interest receivable in satisfaction of
notes and interest payable - related parties	$193,239	$-	$193,239
Conversion of notes and interest payable - related party into
preferred stock	$6,284,544	$-	$6,284,544
Debt discount associated with issuance of warrants and
beneficial conversion feature attached to convertible note	$2,941,773	$-	$2,941,773
Transfer of notes and interest receivable in satisfaction of
into common stock	$367,000	$-	$367,000

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

The Company is considered a development stage company and in accordance with Accounting Standards Codification (ASC) 915, “Development Stage Entities.”

Principles of Combination

Financial Accounting Standards Board (“FASB”) ASC 805, “Business Combinations” ASC 805 a “business combination” excludes transfers of net assets or exchanges of equity interests between entities under common control. ASC 805 also states that transfers of net assets or exchanges of equity interests between entities under common control should be accounted for similar to the pooling-of-interests method (“as-if pooling-of-interests”) in that the entity that receives the net assets or the equity interests initially recognizes the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. Because the Company and WorldVest, LLC and FutureVest were under common control at the time of the acquisitions, the transfer of assets and liabilities of WorldVest, LLC and FutureVest were accounted for at historical cost in a manner similar to a pooling of interests. For financial accounting purposes, the acquisition was viewed as a change in reporting entity and, as a result, required restatement of the Company’s financial statements for all periods subsequent to June 18, 2009, the date of the Transaction and the date at which common control of the Company and WorldVest, LLC and FutureVest by WorldVest, Inc. commenced. Accordingly, the Company’s combined balance sheet as of December 31, 2009 and December 31, 2008, and the combined statement of operations, combined statement of stockholders’ deficit and combined statement of cash flows for the year ended December 31, 2009 and for the period from September 17, 2007 through December 31, 2009 include WorldVest, Inc., WorldVest, LLC and FutureVest.

Business Combinations

On June 18, 2009, the Company acquired the Global Banking & Advisory assets of WorldVest Equity, Inc., a related-party entity, for $6 million, subject to certain post-closing adjustments. The purchase price consisted of a convertible debenture of $6 million. As described above, since WorldVest, Inc. was under control of WorldVest Equity, Inc. at the time of the asset acquisitions, the transfer of assets and liabilities of WorldVest, LLC and FutureVest were accounted for at historical cost in a manner similar to a pooling of interests. The $6 million of convertible debentures paid to WorldVest Equity, Inc., a related party, for 100% of the Banking & Advisory assets was treated as dividend and recorded to retained earnings.  In “as-if pooling-of-interests” accounting, financial statements of the previously separate companies for periods under common control prior to the combination are restated on a combined basis to furnish comparative information. At June 30, 2009, the WorldVest, LLC assets added $924,447 of total assets and FutureVest added $114,740 of total assets.  For the period from January 1, 2009 through December 31, 2009, WorldVest, LLC assets added revenue and net loss of $28,439 and $641,557, respectively. For the period from January 1, 2009 through December 31, 2009, FutureVest added revenue and net loss of $-0- and $21,741, respectively.

Cash and Equivalents

For the purpose of the statement of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2009.

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

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the statement of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock.  For the years ended December 31, 2009 and 2008 the denominator in the diluted EPS computation is the same as the denominator for basic EPS because the Company has no stock options and warrants outstanding.

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

Recent accounting pronouncements

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements.  Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU.  The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the impact of this ASU, however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary.  Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009.  We are currently evaluating the impact of this ASU, however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-01 regarding equity and accounting for distributions to shareholders with components of stock and cash.  This ASU addresses the diversity in practice related to the accounting for a distribution to shareholders that offers them the ability to elect to receive their entire distribution in cash or shares of equivalent value with potential limitation on the total amount of cash that shareholders can elect to receive in the aggregate.  Historically, some entities have accounted for the stock portion of the distribution as a new share issuance that is reflected in earning per share (EPS) prospectively. Other entities have accounted for the stock portion of the distribution as a stock dividend by retroactively restating shares outstanding and EPS for all periods presented.  The amendments in this ASU clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance thus eliminating the diversity in practice.

WorldVest, Inc.
(A Development Stage Company)
(formerly Catalyst Ventures Incorporated)
Notes to Combined Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

The amendments in this ASU affect entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate.  This ASU is effective for interim and annual periods ending on or after December 15, 2009, and it is to be applied retrospectively. The adoption of this ASU did not have an impact on our consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17 regarding consolidations and improvements to financial reporting by enterprises involved with VIEs. This ASU changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  This statement is effective for us beginning in the first quarter of fiscal 2011 (October 1, 2010). We are currently assessing the potential impact that the adoption of ASU No. 2009-17 will have on our consolidated financial statements.

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

On June 30, 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-01 (Topic 105) – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 – The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. Beginning with this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standard Updates.  This ASU includes FASB Statement No. 168 in its entirety.  While ASU’s will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance.  The Codification modifies the GAAP hierarchy to include only two levels of GAAP:  authoritative and non-authoritative.  ASU No. 2009-01 is effective for financial statements issued for the interim and annual periods ending after September 15, 2009, and the Company does not expect any significant financial impact upon adoption

WorldVest, Inc.
(A Development Stage Company)
(formerly Catalyst Ventures Incorporated)
Notes to Combined Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 addresses the effect on FASB Interpretation 46(R), “Consolidation of Variable Interest Entities” of the elimination of the qualifying special-purpose entity concept of SFAS No. 166, “Accounting for Transfers of Financial Assets”.  SFAS No. 167 also amends the accounting and disclosure requirements of FASB Interpretation 46(R) to enhance the timeliness and usefulness of information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited.  The Company does not anticipate any significant financial impact from adoption of SFAS No. 167. As of September 30, 2009, SFAS No. 167 has not been added to the Codification.

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

WorldVest, Inc.
(A Development Stage Company)
(formerly Catalyst Ventures Incorporated)
Notes to Combined Financial Statements

Note 2: Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has accumulated consolidated net losses of $6,008,037 from the period September 17, 2007 (Inception) to December 31, 2009.  The Company’s current liabilities exceed its current assets by $1,889,395 as of December 31, 2009.

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

Management’s plan, in this regard, is to raise financing of USD $5 Million through it a preferred share private placement offering, which will be launched on May 1, 2010, which will pay a 9% paid in kind coupon and the preferred shares will convert into common shares.  The offering may also include warrants in WorldVest. Management believes it will be able to successfully sell out the USD $5 Million financing which should finance the growth through profitability.  However, there is no assurance that the Company will be successful in raising such financing.  As of the date of these financial statements the Company has not secured a firm commitment under its financing plan, but has opened the private placement to accredited investors and institutions.

Note 3: Business Combinations

On June 22, 2009 and amended on August 19, 2009 we completed an agreement with our parent company, whereby WorldVest Equity, Inc. to acquire its global banking and advisory operations.  As part of this agreement, we acquired Banking and Advisory assets from WorldVest, LLC (“WVUSA”), a Nevada Company and 100% of FutureVest Management (Shenyang) Co., Ltd. from WorldVest Equity, Inc. in accordance with the terms and conditions of a contemporaneously executed and delivered WorldVest, Inc. – WorldVest Equity, Inc. Purchase Agreement.

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

As part of the WorldVest asset and liability acquisition the Company acquired 20% of Ascher Decision Services (“Ascher”) with an option to purchase the remaining 80% of Ascher upon the final approval from FINRA.  Additionally, the Company acquired the rights to purchase 100% all current acquisition projects of WorldVest, LLC, which included the LOI to purchase a Brazilian multiple license bank, and a Brazilian retail company.  In February 2008, WorldVest, LLC paid $750,000 to an unrelated third party for the rights to acquire the three entities above.  As of December 31, 2009, WorldVest has not formally closed on these transactions and the Company has recorded as deferred acquisition costs, which is classified as other assets.  Additionally, the Company spent $124,500 in direct acquisition costs related to these entities and have recorded that amount to deferred acquisition costs.  On December 31, 2009 due to the inability of WorldVest and Management of Ascher to finalize their original agreement the 20% of Ascher was sold back to CCG for $24,499 and the company took a $100,000 write off effective on December 31, 2009.

Note 4: Notes Receivable

Notes receivable consisted of the following as of December 31, 2009 and December 31, 2008:

	December 31,	December 31,
	2009	2008
Notes receivable, unrelated third party, unsecured, 12% interest, matures on April 30, 2010, monthly payment of $7,500	$27,931	$-
	$27,931	$-

During the year ended December 31, 2009 and 2008, the Company had interest income of $14,379 and $0, respectively.

WorldVest, Inc.
(A Development Stage Company)
(formerly Catalyst Ventures Incorporated)
Notes to Combined Financial Statements

Note 5: Property and Equipment

Fixed assets consisted of the following as of December 31, 2009 and December 31, 2008:

	December 31,	December 31,
	2009	2008
Computer equipment	$18,085	-
Furniture and equipment	$7,029	-
Accumulated depreciation	$(2,898)	-
	$22,216	-

During the year ended December 31, 2009 and 2008, the Company recorded depreciation expense of $2,898 and $0, respectively.

Note 6: Notes Payable – Related Party

Notes payable consisted of the following as of December 31, 2009 and December 31, 2008:

	December 31,	December 31,
	2009	2008
Notes payable, related party, unsecured, 12% interest, matures on December 2010, balloon payment of principal and interest.	$829,762	$71,189
Revolving line of credit for up to $1,500,000 until December 31, 2012, related party, unsecured, 12% interest, matures on December 31, 2012. Interest Payments Accrued.	$957,959	$-
Convertible notes payable, related party, unsecured, 12% interest, matures on December 31, 2009, balloon payment of principal and interest, convertible into common stock at a rate of $0.10 per share	$-	$358,938
	$1,787,721	$430,127

During the year ended December 31, 2009 and 2008, the Company had interest expense of $922,841 and $33,852, respectively, related to notes payable – related party.  As of December 31, 2009 and December 31, 2008, the Company had accrued interest for notes payable of $119,680 and $10,533, respectively.

Note 7: Preferred Shares (conversion of debenture)

On December 31, 2009 WorldVest came to agreement with WorldVest Equity, Inc. to convert its $6,000,000 9% Convertible Debenture into 4,000,000 new Preferred Series B shares convertible into common stock, which continue to pay a 9% PIK “Paid in Kind” Coupon through December 31, 2013 and 1,000,000 new Preferred Series C non-equity shares that carry 100 common stock votes for each share issued.  These shares are issued to WV55 Partners as per agreement.

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

On April 10, 2009 Mr. Garrett K. Krause agreed to a consulting contract whereby he was paid a minimum of $25,000 for the 3 month period in order to execute the WorldVest, Inc. merchant banking plan on behalf of the new majority shareholder WorldVest Equity, Inc.  This agreement was amended and Mr. Krause agreed to receive a base salary of $114,906 for 2009 and $120,000 for 2010.

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
(A Development Stage Company)
(formerly Catalyst Ventures Incorporated)
Notes to Combined Financial Statements

Note 8: Other Related Party Transactions (Continued)

On December 31, 2009 WorldVest Equity, Inc. agreed to convert its $6,000,000 Convertible Debenture into 4,000,000 9% Preferred Series B Shares and 1,000,000 Preferred Series C shares that carry no equity but have 100 common share votes for each share issued.

On December 31, 2009 WorldVest Equity agreed to acquire $107,106 in Notes Receivable from FaceKoo Limited in payment of accrued interest owed and Notes Payable owed by FutureVest Management (Shenyang) Co. Ltd.   This transaction provides for no future recourse to FutureVest Management (Shenyang) Co. Ltd or its parent company, WorldVest, Inc.

On December 31, 2009 Corporate Capital Group, LLC agreed to acquire the 20% equity shares in Ascher Decision Services, Inc plus the $9,499 in current notes receivable owed by Ascher Decision Services, Inc. for a total amount of $21,499 which was applied against the Notes Payable owed to Corporate Capital Group by WorldVest, Inc.

On December 31, 2009 Corporate Capital Group, LLC agreed to acquire a Note Receivable of $7,040 owed by Mr. Peter Dunev from WorldVest, Inc. and agreed to acquire the debts owed to Stockpicks.com Corporation and DealFlow Media of $475 and $7,500 respectively. These transactions will have no recourse to WorldVest, Inc.

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

On December 31, 2009 the company issued 155,852 shares of its Commons stock for $233,760 in cash.

On December 31, 2009 the company issued 3,670,000 shares to ZumaHedgeFund, LLC for conversion of $367,000 outstanding Notes Payable of $367,000 to ZumaHedgeFund, LLC.

On December 31, 2009 the company agreed to issue 189,696 common shares to WorldVest Equity, Inc. in order to pay the accrued interest of $284,544 due for the convertible debenture through December 31, 2009.

On December 31, 2009 the company issued 4,000,000 9% Preferred Class B shares convertible into 4,000,000 shares of common stock in exchange for cancellation of the $6,000,000 9% convertible debenture issued to WorldVest Equity, Inc.  This transaction also called for the issuance of 1,000,000 Preferred Class C non-equity shares that carry 100 common share votes for each 1 share issued.

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

On June 22, 2009, the Company issued 4,000,000 warrants in conjunction with a convertible debenture for $6,000,000.  The fair value of the warrants and the beneficial conversion feature totaled $2,941,773 and was recorded to additional paid in capital.  Based on the early conversion of this convertible debenture the company recorded a reversal to the beneficial conversion in the amount of $2,503,636.

Note 10: Warrants

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2009 and changes during the year ended on that date:

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2009	-	$0.00
Granted	4,000,000	$3.00
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at December 31, 2009	4,000,000	$3.00

Warrants exercisable at December 31, 2009	4,000,000	$3.00
Warrants exercisable at December 31, 2008	-	$0.00

The following tables summarize information about stock warrants outstanding and exercisable at December 31, 2009:

	STOCK WARRANTS OUTSTANDING
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
$3.00	4,000,000	1.72	$3.00
	4,000,000	1.72	$3.00

	STOCK WARRANTS EXERCISABLE
Exercise Prices	Number of Shares Exercisable	Weighted-Average Exercise Price
$3.00	4,000,000	$3.00
	4,000,000	$3.00

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

Note 12: Subsequent Events

On February 19, 2010, The Company announced today the formation and launch of Hurricane Global Resource Corporation (“Hurricane”) as a platform development subsidiary.  Hurricane will engage in global trading of in-demand resources between high growth markets such as Latin America and Asia and will seek to secure continuous long-term supply through strategic acquisitions in a diversified slate of natural resource projects.

The Company will independently manage all Hurricane operations through a dedicated team of professionals experienced in acquisition, development and management of global resource properties.  With an extensive worldwide network of resources, The Company is confident in its ability to transform its current slate of resource M&A targets into long-term global supplies and strong revenue growth.

Hurricane’s launch coincides with the signing of a Letter of Intent with a large Chinese steel manufacturer with a government approved import license seeking a long-term iron ore supply with an initial monthly requirement of up to 1.2 million metric tons.  In order to fulfill this long-term demand, Hurricane has entered into negotiations for the acquisition of two properties, each estimated to contain significantly more than 500 million tons of iron ore reserves.  In the near term, Hurricane’s objective is to finalize a long-term purchase contract based on terms of LOI and to secure internal supply through the completion of at least one of its two acquisition targets.  In the near term, Hurricane anticipates securing multiple short-term Brazilian iron ore supplies and brokering initial shipments to China immediately creating positive cash flow.

In addition to these initial two iron ore investment targets, Hurricane has identified a Brazilian sustainable forestry management project and a significant U.S. based potash reserve each representing unique and attractive growth opportunities.  Collectively, management believes that Hurricane can consolidate these and other future resource opportunities creating a diversified and lucrative asset portfolio, ultimately positioning Hurricane for an independent public listing of its common shares on a major exchange.

On February 23, 2010, The Company consolidated of all finance subsidiary operations in the United States, Brazil and China under new wholly owned subsidiary, WorldVest Financial Corporation (“WV Financial”), which is strategically positioned to immediately capitalize on growth opportunities in these and other global financial markets.  The Company will continue implementing the focused growth of WV Financial, while simultaneously building its platform development companies, WorldVest Korea Group and Hurricane Global Resources Corporation, through its equity development & asset management subsidiary, WorldVest Partners.

WorldVest, Inc.
(A Development Stage Company)
(formerly Catalyst Ventures Incorporated)
Notes to Combined Financial Statements

Note 12: Subsequent Events (Continued)

WV Financial will seek to achieve significant growth within the Brazilian banking & finance sector with the pending launch of WorldVest Brasil Finance FIDC, a securitized credit receivables fund aimed at deploying capital into the Brazilian consumer finance and credit card markets.  WV Financial will also work toward finalizing the acquisition of a Brazilian multiple license commercial and investment bank, currently under Letter of Intent.

Additionally, WV Financial anticipates accelerated growth in its Chinese deal flow through its wholly owned Chinese financial advisory subsidiary, FutureVest Management (Shenyang) Co. Ltd., dba. China WorldVest Advisors, and the continued expansion of its U.S. corporate finance & advisory business.  Further, WV Financial looks to pursue additional banking & finance related M&A opportunities in the United States and Brazil.

On March 30, 2010, The Company’s to be formed subsidiary Hurricane Global Resource Corporation signed a Joint Venture to launch its Chinese Iron Ore Sales Office in Tianjin, China.  Simultaneously, Hurricane announced the addition of Qianli Ma, as its Managing Director in charge of negotiating and managing all Hurricane relationships with the Chinese steel industry.  Mr. Qianli Ma has extensive experience and far-reaching relationships within this industry as well as within the state and federal governments of China.

Through the addition of its Chinese Sales office, Hurricane has begun assembling a consortium of steel producers seeking to secure long-term supplies of iron ore.   In partnership with these buyers, Hurricane is currently evaluating opportunities to invest in and develop global reserve assets into producing iron ore mines for the benefit of the consortium. While pursuing its long-term mineral acquisition and development endeavors, Hurricane has begun sourcing interim supply and plans to broker iron ore transactions on behalf of its buyers.

On April 5, 2010, The Company’s to be formed subsidiary Hurricane Global Resource Corporation (“Hurricane”), announced today that it has secured its first iron ore purchase contract from a prominent Chinese commodities import and trading company (the “Buyer”).  Through this contract, the Buyer has agreed to purchase up to 12 million tonnes of iron ore annually from Hurricane, with an annual current market value of $1.4 billion USD.  Through its broad relationships in Latin America, Hurricane has begun sourcing available iron ore supplies to fulfill this contract with long-term plans to acquire and develop into production a slate of Hurricane owned iron ore reserve properties.

Initially, Hurricane has contracted with its first iron ore producer to fulfill approximately 20% of the annual contract volume.  Subsequently, the Buyer has accepted and signed a “Supplier Addendum”, pursuant to the terms of the purchase contract, accepting the specifications of this initial iron ore supply.  Pending a mine site visit by the Buyer, the first monthly shipment of 70,000 tonnes is scheduled to occur within a period of 45 days, with monthly volumes increasing to 150,000 tonnes in the third month and 300,000 tonnes by the eighth month.  The contract calls for a total first year delivery volume of 2,390,000 tonnes at a value of $286,800,000.

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

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2009, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On December 22, 2009, the Company issued 155,843 shares of its restricted common shares to eight (8) accredited investors in exchange for $233,760 in cash.

We believe the issuance of the shares is exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2) and/or Regulation D, Rule 506.  The shares were issued directly by us and did not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of his investment.

On December 31, 2009, the Company converted $6,000,000 of the principal and interest due under the 9% Convertible Debenture issued by WorldVest Equity, Inc. dated June 22, 2009, into the following securities:

a.
Four million (4,000,000) shares of Series B Convertible Preferred Shares carrying a 9% interest coupon to be Paid in Kind with each share convertible into one share of the common stock of the Company.   The shares will be issued to WV55 Partners;

b.	1,000,000 Series C Non-Equity Preferred Shares that carry 100 common stock votes for each Series C Preferred Share Issued. The shares will be issued WV55 Partners; and

c.
All accrued interest on the debentures through December 31, 2009, amounting to $284,544, will be paid with WorldVest, Inc. common stock at a price of $1.50 per share resulting in the future issuance of 189,696 common shares.

We believe the issuance of the shares is exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2) and/or Regulation D, Rule 506.  The shares were issued directly by us and did not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of his investment.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have Directors and Executive Officers as follows:

NAME	AGE	POSITION
Garrett K. Krause	44	CEO/Chairman
Michael R. Carney	26	Vice President, Banking & Global Business Development
Conrad C. Chase	27	Vice President, Operations
Richard Whalen	49	Independent Director

The business background description of the officers and directors:

Mr. Garrett K. Krause, CEO/Chairman: For over 25 years, Garrett K. Krause has been a successful entrepreneur, dealmaker, venture banker and investor with active participation in over 50 global transactions in both private and public companies in domestic and international markets. A true entrepreneur, at the age of 18, Mr. Krause was on the cutting edge of the 1980’s software explosion as the inventor of a first generation PC based retail inventory point of sale system. In 1988, Mr. Krause sold his software technology to the world’s leading cash register manufacturer NCR, and has spent the ensuing 21 years providing "smart capital" and “strategic entrepreneurial advisory” as an integral part of many global ventures. One of these ventures was as an early investor in small public Canadian oil and gas Company, which grew from the point of near bankruptcy, producing only 60 barrels of oil a day, to become one of the largest independent oil producers in Canada, eventually listing on the NYSE and ultimately selling to the Chinese government in 2005 for over $4 billion.  It was through this transaction and the subsequent business relationships in China that had led to WorldVest securing its rare, independent, Chinese business license now operating as FutureVest Management (Shenyang) Co. Ltd.

Mr. Krause's career as a lead investor, principal, banker and consultant has provided a unique experience and viewpoint for operating in today's ever-convergent global business world.  These views have been incorporated as a driving force in the overall vision and successful creation of WorldVest, its Banking and Finance Subsidiary and initial and developing Platform Development Companies.  Mr. Krause is currently Managing Director of WorldVest Equity, Inc. (OTC: WVVEF) and Wilmington Rexford International, Inc.  Mr. Krause also sits as a Director of Barotex Technology Corporation (OTC: BARX) as well as the boards of many other private companies.  Mr. Krause studied finance and accounting at the University of Calgary, Canada and currently lives in Malibu, CA with his wife and 2 daughters.

Disclosure: In 1994 Mr. Krause made a $300,000 investment in a company located in Las Vegas, Nevada and due to some previous issues with the original company founder not disclosed within the transaction, subsequent legal action was taken and Mr. Krause was included as a second defendant.  Several years later, the lawsuit became dormant due to the death of the principal defendant.  Mr. Krause wrongly took the assumption that his lawyer had the case dismissed.  In 1997, the plaintiff went to court and obtained a $30 million default judgment against Mr. Krause personally by serving him at a previous address.  After becoming aware of the personal judgment against him in late 1999, Mr. Krause’s spent several years and almost a half million dollars in legal fees fighting through the Nevada court system seeking his day in court.  Mr. Krause and his counsel heavily disputed the allegations, findings and facts, which led to the default judgment.  In October of 2005 at the advice of his legal counsel, Mr. Krause filed personal Bankruptcy in an effort to move the case from local Nevada courts to the Federal Bankruptcy Court where he felt he would finally be granted a hearing and an opportunity to dispute the merits of the judgment.  In the first hearing on this case the Bankruptcy Judge dismissed the judgment with prejudice and the case and Mr. Krause’s Bankruptcy was immediately discharged.  This decision held up on appeal and the case was settled for $250,000 before final the results of the Appeal to the Supreme Court could be heard.

Mr. Michael Carney, Executive Vice President: Mr. Carney has been instrumental the early development of WorldVest as a global merchant bank. Paramount among his accomplishments has been the development of the WorldVest retail syndication network and the Company’s business development efforts throughout Asia.  Mr. Carney brings substantial experience in transactional due diligence, structuring and capital syndication. Prior to joining WorldVest, Mr. Carney worked with Castle Arch Real Estate Investment Company, a Los Angeles based private equity real estate development firm, where he was responsible for developing sales, marketing, and investor education campaigns targeted to high net worth investors. Previously, Mr. Carney spent one year working for the Kyunggido Provincial Ministry of Education in Seoul, South Korea while learning conversational Korean.  Mr. Carney earned a B.S. in Chemical Engineering from the University of California-Santa Barbara.

Mr. Conrad Chase, Executive Vice President: Mr. Chase is responsible for raising investment capital, sourcing investment opportunities, and attracting strategic global partners to the Company.  As an indication of his entrepreneurial mettle, Mr. Chase successfully started and profitably sold two businesses while college in order to finance his college education. Early in his career, Mr. Chase spent one year working for the Kyunggido Provincial Ministry of Education in Seoul, South Korea while learning conversational Korean.  Mr. Chase also is also multi-lingual with conversational fluency in Portuguese, Spanish and Italian.  After returning to the U.S., Mr. Chase was responsible for developing sales, marketing, and investor education campaigns to high net worth investors for Castle Arch Real Estate Investment Co., a Los Angeles based private equity & real estate development firm. Mr. Chase earned a B.S. in International Studies from the University of Wisconsin-Madison.

Mr. Richard T. Whelan, Independent Director: Mr. Whelan is the Senior Managing Partner of Alexis Global Investors an international asset management company headquartered in New York City.  In this role he is responsible for overseeing the general operations of the company including leading all fund raising efforts, validating all transactional due diligence and approving each capital deployment.  Mr. Whelan’s extensive experience with multi-billion dollar companies and projects coupled with his management and leadership experience have and will continue to translate into success within each role he occupies and bring immeasurable value to the WorldVest team.

Through a 20 year career as a United States Naval Supply Officer and 5 years as a civilian consultant specializing in financial management, Richard T. Whelan has built a reputation for integrity, attention to detail, and execution under demanding circumstances.  Upon graduating from the United States Naval Academy with a B.S. in Mechanical Engineering and throughout his Naval career he was the recipient of numerous awards and honors for outstanding performance.  Throughout this distinguished career, including numerous combat and non-combat deployments, Mr. Whelan excelled in the areas of personnel management, financial management, procurement, logistics, and facilities support.  While in the Navy, he continued his education receiving a MBA from San Diego State University.  Since retiring from the Navy in 2003, Mr. Whelan has held many high-level consultant positions for both the US government and large private corporations in the defense industry.

Most recently, prior to the formation of Alexis Global, Mr. Whelan was a Deputy Director, with Raytheon Technical Services Company, as part of the ITAM-Army Support Operations and Multi-National Security Transition Team in Iraq.  In this role, he was responsible for supervising procurement and construction initiatives designed to generate and train Iraqi Army units at 13 Division Level Location Commands located throughout Iraq.

Mr. Whalen has managed numerous multi-billion dollar budgets in his career including:

•
Provided systems analysis for $2 billion USD Iraqi Security Force Funds (ISFF) and a $2.6 billion Foreign Military Sales (FMS) Program including projects in construction, communications infrastructure, military force generation, and strategic security.

•
Supported the strategic initiatives within the Iraqi Ministry of Defense annual budget of $5.1 billion USD by working to integrate the processes of Requirements Generation, Budget Formulation, Acquisition, Life Cycle Management, and Financial Management.

•	Project Manager for $1 billion USD Navy Global Contingency Construction Contract
•	Project Manager for $9 billion USD Army Field & Readiness Support Team Contract
•
Provided Planning, Programming, Budgeting & Execution System (PPBES) inputs for supporting Operations & Maintenance of 23 operational satellites from 6 Satellite Comm.  (SATCOM) programs with a total book value of $3.5 billion

There are no agreements or understandings for an officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

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

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so.  Besides the services of Mr. Garrett Krause, we do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five (5) years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance With Section 16(A) Of The Exchange Act

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

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2009 and 2008 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings($)	All Other Compensation ($)	Totals ($)
Garrett K. Krause	2009	$114,905	0	0	0	0	0	0	$114,905
President, Chief	2008	$0	0	0	0	0	0	0	$0
Executive Officer,
Chief Financial Officer

Conrad Chase	2009	$47,500	0		0	0	0	0	$47,500
Vice President	2008	$0	0						$0

Michael Carney	2009	$49,750	0		0	0	0	0	$49,750
Vice President	2008	$0	0						$0

Kenneth Green	2009	$0	0	0	0	0	0	0	$0
Ex. Chairman, & CEO	2008	$150,000	0	0	0	0	0	0	$150,000

Patricia Hendricks, Ex. Secretary,	2009	$0	0	0	0	0	0	0	$0
Treasurer, & Director	2008	$50,000	0	0	0	0	0	0	$50,000

Forward Executive Compensation Overview

In order to serve the best interests of shareholders, the Company follows an executive compensation philosophy that emphasizes Performance-Based Compensation, which will be evaluated and adjusted on an annual basis by the Company’s Board of Directors.  In determining compensation in 2010, the Company has considered measures of performance as it directly relates to positive earnings for the Company.  In the future, the Company may adapt additional metrics similar to those of like companies in our space, which may include increased earnings per share, increased return on equity, or specific performance benchmarks agreed upon by the Company’s senior management and the Board of Directors.   The terms of the 2010 Executive Compensation are detailed below, and outlined in each executive officer’s (“Management”) Compensation Agreement dated January 1, 2010.
For the fiscal year 2009, the Company failed to generate Positive Earnings, and as such, no bonuses or incentives under this plan were paid to Management.

Executive officers receive annual total compensation comprised of base salary, and both cash and equity incentive compensation. Base salaries are intended to be a small portion of the total compensation with regards to the types of compensation available for Management.  Additionally, the Company believes that the best way to align the interests of executive management with those of the Company’s shareholders is to ensure that WorldVest stock represents a substantial portion of their compensation.  Per the compensation agreements signed with the Company, Management receives the following types of compensation: Salary, cash Bonus, stock bonus.

Executive Salaries:

Salaries are set at the beginning of the year by the Company. Salaries for each executive officer aside from the CEO shall be set by the CEO.  The current base cash salary for the CEO was agreed to be $120,000 and the 2 current Executive Vice Presidents will be paid a base salary of $54,000 per year

Cash Bonus:

The Company has established a “bonus matrix” which calls for distributions of the Company’s net earnings, based upon the Company achieving predetermined benchmark levels of profitability.  In principal, as the net earnings of the Company increase, so does the bonus allocated to senior management.  The executive cash bonus for the year 2010 has not been set at this time.

Stock Bonus:

In addition to the cash bonus mentioned above, Officers shall receive 5-year WorldVest stock options (“Options”).  Options issued shall originate from the 2010 stock option bonus allowance, and shall be allocated for year-end bonuses at a predetermined strike price, which is the trading price on December 31, 2009.  Option holders may execute their Options anytime prior to their expiration date.  Additionally, any converted stock that is sold is subject to a “trickle out” provision in accordance with Rule 144 of the Securities and Exchange Commission.  At this time no final Stock Option Bonuses have been determined

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

WV55 Partners (1) 295 Madison Ave., 12th Floor New York, NY, 10067	45,000,000	76.19%
Conrad Chase	50,000	0.001%
Michael Carney	50,000	0.001%
All Executive Officers and Directors as a Group	45,100,000	76.21%

(1)
Garrett K. Krause is the Managing Director WV55 Partners and therefore is considered the beneficial owner of the shares as a group.  The equity of WV55 Partners is held by a diverse group of international investors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On April 9, 2009, Wilmington WorldVest Partners, CaboWest Group, and Javalon Investment Partners sold an aggregate 51,000,000 shares of Catalyst Ventures common stock to WorldVest Equity, Inc., a British Virgin Islands Holding Company for a price of three hundred thousand dollars ($300,000).  The total of 51,000,000 shares represented 86.47% of our issued and outstanding common stock.  Garrett K. Krause is the Executive Chairman of WorldVest Equity, Inc.

On April 13, 2010, WorldVest Equity, Inc. transferred 45,000,000 shares to WV55 Partners a new Investment Fund set up and managed by WorldVest Equity, Inc.  WorldVest Equity also transferred 650,000 shares to Alexis Liberty Trust, LLC, 2,500,000 shares to Alexis Capital Partners, Inc. and another 2,850,000 shares to China International Investors, Inc.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

Audit Related Fees

For the fiscal year ended December 31, 2009, and the period ended December 31, 2008, the Company was billed approximately $32,355 and $22,000 respectively for professional services rendered for the audit and review of our financial statements.

Tax Fees

For the fiscal year ended December 31, 2009 and for the period ended December 31, 2008, the Company did not incur any other fees related to services rendered by our tax professional.

All Other Fees

For the fiscal year ended December 31, 2009 and for the period ended December 31, 2008, the Company did not incur any other fees related to services rendered by our principal accountant.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

•
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits

Exhibit No.	Description

14	Code of Ethics*

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

* Filed with the Form 10-KSB filed with the SEC on May 20, 2008

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WorldVest, Inc.

Date: April 15, 2010	By:	/s/ Garrett K. Krause
Garrett K. Krause
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Garrett K. Krause	Chief Executive Officer	April 15, 2010
Garrett K. Krause	Chief Financial Officer,
and Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Garrett K. Krause, certify that:

1.	I have reviewed this Form 10-K of Worldvest, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods present in this report;

4.
I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financing reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 15, 2010	By:	/s/ Garrett K. Krause
Garrett K. Krause
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Garrett K. Krause, certify that:

1.	I have reviewed this Form 10-K of Worldvest, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods present in this report;

4.
I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financing reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 15, 2010	By:	/s/ Garrett K. Krause
Garrett K. Krause
Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

In connection with this Annual Report of Worldvest, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Garrett K. Krause, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

1.	Such Annual Report on Form 10-K for the year ended December 31, 2009, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.
The information contained in such Annual Report on Form 10-K for the year ended December 31, 2009, fairly presents, in all material respects, the financial condition and results of operations of Worldvest, Inc.

Date: April 15, 2010	By:	/s/ Garrett K. Krause
Garrett K. Krause
Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

In connection with this Annual Report of Worldvest, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Garrett K. Krause, Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

1.	Such Annual Report on Form 10-K for the year ended December 31, 2009, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.
The information contained in such Annual Report on Form 10-K for the year ended December 31, 2009, fairly presents, in all material respects, the financial condition and results of operations of Worldvest, Inc..

Date: April 15, 2010	By:	/s/ Garrett K. Krause
Garrett K. Krause
Chief Financial Officer