Form 10-Q
period 2010-03-31
WORLDVEST, INC.
filed 2010-05-27
CIK 1416712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_______________

FORM 10-Q
_______________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

WORLDVEST, INC.
 (Exact name of registrant as specified in its charter)

Florida	333-147529	27-0586475
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

295 Madison Avenue, 12th Floor
New York, NY 10017
 (Address of principal executive offices)
 _______________

(310) 277-1513
 (Registrant’s telephone number, including area code)
_______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No ☑

As of May 27, 2010, there were 59,065,317 shares outstanding of the registrant’s common stock.

WORLDVEST, INC.

FORM 10-Q

March 31, 2010

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WorldVest, Inc.
Combined Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets

Current assets:
Cash	$7,038	$2,480
Trade receivables	220,000	-
Trade receivables - related party	50,000
Prepaid expenses	9,359	9,359
Salary advances	-	2,250
Notes receivable	11,179	27,931
Total current assets	297,576	42,020

Property and equipment, net of accumulated depreciation	20,767	22,216
Deferred acquisition costs	650,000	650,000

Total assets	$968,343	$714,236

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$55,464	$51,337
Accrued payroll	93,557	92,357
Notes payable - related parties	1,791,855	1,668,041
Accrued interest payable - related parties	171,094	119,680
Total current liabilities	2,111,970	1,931,415

Total liabilities	2,111,970	1,931,415

Commitments and contingencies

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 5,000,000 and no shares issued and outstanding
as of March 31, 2010 and December 31, 2009	4,000	4,000
Common stock, $0.001 par value, 100,000,000 shares
authorized, 59,065,317 and 58,979,592 shares issued and outstanding
as of March 31, 2010 and December 31, 2009, respectively	59,065	58,980
Additional paid-in capital	10,571,839	10,443,334
Common stock payable	329,655	284,544
Accumulated (deficit)	(12,108,186)	(12,008,037)
Total stockholders' (deficit)	(1,143,627)	(1,217,179)

Total liabilities and stockholders' (deficit)	$968,343	$714,236

See Accompanying Notes to Combined Financial Statements

WorldVest, Inc.
Combined Statements of Operations
Unaudited

	For the three months ended
	March 31,
	2010	2009
		(Restated)
Revenue
Consulting revenue	$247,067	$25,000
Consulting revenue - related party	50,000
Total Revenue	297,067	$25,000

Expenses:
Rent expense	18,796	44,416
Executive management compensation	79,573	-
General and administrative expenses	72,471	156,364
Depreciation expense	1,449	383

Total expenses	172,289	201,163

Net operating income (loss)	124,778	(176,163)

Other income/(expense)
Other income	-	7,235
Interest expense - related parties	(51,227)	(25,369)
Total other income/(expense)	(51,227)	(18,134)

Net income (loss) before provision for income taxes	73,551	(194,297)

Provision for income taxes	-	-

Net income (loss)	$73,551	$(194,297)

Weighted average number of common shares	59,013,275	55,153,750
outstanding - basic and fully diluted

Net Income (loss) per common share - basic and fully diluted	$0.00	$(0.00)

See Accompanying Notes to Combined Financial Statements

WorldVest, Inc.
Combined Statement of Stockholders' (Deficit)

						Common		Deficit
						Stock		Accumulated
					Additional	Issued for	Common	During	Total
	Common Shares		Preferred Shares		Paid-In	Prepaid	Stock	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Services	Payable	Stage	(Deficit)

Balance, December 31, 2009	58,979,592	$58,980	5,000,000	4,000	$10,443,335	-	$284,544	(12,008,037)	(1,217,178)

Issuance of stock for payment of common stock payable on March 24, 2010.	85,725	85			128,504		(128,589)		-

Issuance of stock for preferred stock dividend on March 31, 2010							173,700	(173,700)	-

Net Income for the three months ended March 31, 2010.								73,551	73,551

Balance, March 31, 2010 (Unaudited)	59,065,317	$59,065	5,000,000	$4,000	$10,571,839	$-	$329,655	$(12,108,186)	$(1,143,627)

See Accompanying Notes to Combined Financial Statements

WorldVest, Inc.
Combined Statements of Cash Flows
Unaudited

	For the three months ended
	March 31,
	2010	2009
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit (loss)	$73,551	$(194,297)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Depreciation expense	1,449	383

Changes in operating assets and liabilities:
(Increase) in accounts receivable	-	(1,000)
(Increase) in deferred acquistion costs	-	(750,000)
(Increase) in securities	-	(12,000)
(Increase) in employee advances	2,250	-
(Increase) in trade receivables	(220,000)	-
(Increase) in trade receivables - related party	(50,000)
Increase in cash overdraft	-	15,547
Increase in accounts payable	4,127	17,973
Increase in accrued payroll and payroll taxes	1,200	15,234
Increase in accrued interest payable - related party	51,414	24,637

Net cash (used) in operating activities	(136,009)	(883,523)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	(24,766)
Proceeds for notes receivable - related party	16,752	(45,189)

Net cash (used) by investing activities	16,752	(45,189)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	137,434	922,555
Payments on notes payable - related party	(13,619)	-

Net cash provided by financing activities	123,815	922,555

NET CHANGE IN CASH	4,558	(30,923)

CASH AT BEGINNING OF YEAR	2,480	37,636

CASH AT END OF YEAR	$7,038	$6,713

SUPPLEMENTAL INFORMATION:
Interest Paid	-	-
Income Taxes Paid	-	-

See Accompanying Notes to Combined Financial Statements

WorldVest, Inc.
Notes to Combined Financial Statements
(Unaudited)

Note 1: Description of Business and Summary of Significant Accounting Policies

Description of Business

WorldVest, Inc. (hereafter “WorldVest” or the “Company”) was organized September 17, 2007, under the laws of the State of Florida, under the name Catalyst Ventures Incorporated.  The Company filed for a name change on July 2, 2009, and is now known as WorldVest, Inc.  The Company is authorized to issue 100,000,000 shares of common stock, par value $0.001, and 10,000,000 share of preferred stock, par value $0.001.

The business of the Company is to grow as a global merchant bank that offers traditional investment banking, asset management and advisory services, as well as direct investments as a principal in select high-growth transactions on a global basis.  Recognizing the disconnect that exists between the needs of companies and the limitations of traditional investment banking, private equity, and venture capital institutions, WorldVest seeks to set a new standard, emerging as a partner and solution provider where one did not previously exist.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).  Management has included all nominal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented.  Interim results are not necessarily indicative results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the 2009 annual report filed on Form 10-K.

Principles of Combination

Financial Accounting Standards Board (“FASB”) ASC 805, “Business Combinations” ASC 805 a “business combination” excludes transfers of net assets or exchanges of equity interests between entities under common control. ASC 805 also states that transfers of net assets or exchanges of equity interests between entities under common control should be accounted for similar to the pooling-of-interests method (“as-if pooling-of-interests”) in that the entity that receives the net assets or the equity interests initially recognizes the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. Because the Company and WorldVest, LLC and FutureVest were under common control at the time of the acquisitions, the transfer of assets and liabilities of WorldVest, LLC and FutureVest were accounted for at historical cost in a manner similar to a pooling of interests. For financial accounting purposes, the acquisition was viewed as a change in reporting entity and, as a result, required restatement of the Company’s financial statements for all periods subsequent to June 18, 2009, the date of the Transaction and the date at which common control of the Company and WorldVest, LLC and FutureVest by WorldVest, Inc. commenced. Accordingly, the Company’s combined balance sheet as of March 31, 2010 and March 31, 2009, and the combined statement of operations, combined statement of stockholders’ deficit and combined statement of cash flows for the quarter ended March 31, 2010 and for the period from September 17, 2007 through March 31, 2010 include WorldVest, Inc., WorldVest, LLC and FutureVest.

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

WorldVest, Inc.
Notes to Combined Financial Statements
(Unaudited)

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

Summary of Restatement Adjustments for Business Combinations

The restatement in this Form 10Q principally reflects the addition and combination of the acquisition of WorldVest, LLC assets and FutureVest Management (Shengyang) Co., Ltd.

	Statement of Operations For the three months ended March 31, 2009
	As Reported	Adjustments	As Restated

Revenue
Consulting revenue	$-	$25,000	$25,000
Consulting revenue - related party	-	-	-
Total Revenue	-	25,000	25,000

Expenses:
Professional services - related party	5,000	(5,000)	-
Rent expense	-	44,416	44,416
Executive management expense	-	-	-
General and administrative expenses	40,010	116,354	156,364
Depreciation expense	-	383	383

Total expenses	45,010	156,153	201,163

Net operating (loss)	(45,010)	(131,153)	(176,163)

Other income/(expense)
Other income	-	7,235	7,235
Interest expense - related parties	(10,907)	(14,462)	(25,369)
Total other income/(expense)	(10,907)	(7,227)	(18,134)

Net (loss) before provision for income taxes	(55,917)	(138,380)	(194,297)

Provision for income taxes	-	-	-

Net (loss)	$(55,917)	$(138,380)	$(194,297)

Weighted average number of common shares	55,153,750	55,153,750	55,153,750
outstanding - basic and fully diluted

Net (loss) per common share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)

WorldVest, Inc.
Notes to Combined Financial Statements
(Unaudited)

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

	Statement of Cash Flows For the three months ended March 31, 2009
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit (loss)	$(55,917)	$(138,380)	$(194,297)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Depreciation expense	-	383	383

Changes in operating assets and liabilities:
(Increase) in accounts receivable	-	(1,000)	(1,000)
(Increase) in Deferred Acquisition Costs	-	(750,000)	(750,000)
(Increase) in Securities	-	(12,000)	(12,000)
Increase in cash overdraft	-	15,547	15,547
Increase in accounts payable	1,973	16,000	17,973
Increase in accrued payroll and payroll taxes	-	15,234	15,234
Increase in accrued interest payable – related party	10,907	13,730	24,637
Net cash (used) in operating activities	(43,037)	(840,486)	(883,523)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	(24,766)	(24,766)
Proceeds for notes receivable - related party	-	(45,189)	(45,189)
Net cash (used) by investing activities		(69,955)	(69,955)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	40,000	882,555	922,555
Payments on notes payable - related party	-	-	-
Net cash provided by financing activities	40,000	882,555	922,555

NET CHANGE IN CASH	(3,037)	(27,886)	(30,923)
CASH AT BEGINNING OF YEAR	9,750	27,886	37,636
CASH AT END OF YEAR	$6,713	$-	$(8,834)

Cash and Equivalents

For the purpose of the statement of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2010.

WorldVest, Inc.
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

Revenue Recognition

The Company recognizes revenues from investment banking, consulting, financial advisory services, and direct investments consolidating revenues of our wholly owned subsidiary operations and majority owned investments, and through cash flow generated from our subsidiaries and investments.  Revenue is recognized at the time when services are actually completed.

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

Dividends

During the three months ended March 31, 2009, the Company declared a dividend for 90,000 common shares with a market value of $173,700 as payment on the 4,000,000 Preferred Class B shares issued as of December 31, 2009.  This dividend has not been issued and is reflected as a balance in the common stock payable equity account.

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the statement of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock.  For the years ended December 31, 2009 and 2008 the denominator in the diluted EPS computation is the same as the denominator for basic EPS because the Company has no stock options and 4,000,000 warrants outstanding.

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

WorldVest, Inc.
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

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis in the accompanying balance sheet.  The Company’s financial instruments consist of cash and payables.  The carrying amounts of the Company’s financial instruments approximate their fair values as of March 31, 2010 due to their short-term nature.

Recent accounting pronouncements

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”).  Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively.  Early adoption is permitted.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

WorldVest, Inc.
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

WorldVest, Inc.
Notes to Combined Financial Statements
(Unaudited)

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

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

WorldVest, Inc.
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

Fiscal Year End

The Company’s fiscal year end is December 31

Note 2: Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has accumulated consolidated net losses through March 31, 2010. The Company’s current liabilities exceed its current assets by $1,814,384 as of March 31, 2010.

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

Management’s plan, in this regard, is to raise financing of USD $5 Million through it a preferred share private placement offering, which will be launched in June, 2010, which will pay a 9% paid in kind coupon and the preferred shares will convert into common shares.  The offering may also include warrants in WorldVest. Management believes it will be able to successfully sell out the USD $5 Million financing which should finance the growth through profitability.  However, there is no assurance that the Company will be successful in raising such financing.  As of the date of these financial statements the Company has not secured a firm commitment under its financing plan, but has opened the private placement to accredited investors and institutions.

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

WorldVest, Inc.
Notes to Combined Financial Statements
(Unaudited)

Note 3: Business Combinations (Continued)

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

Note 4: Trade Receivables

During the three months ended March 31, 2010 the company incurred revenue from its core Merchant Banking / Finance business through various consulting contracts.

During the three months ended March 31, 2010 the company recorded $270,000 of revenue from three clients and as of March 31, 2010 is due a total of $270,000 of equity in the clients as full payment for this revenue.

	March 31,	December 31,
	2010	2009
Accounts receivable for Consulting revenues, related party, Payable in Common Stock in Stockpicks.com Corporation.	$50,000	$-
Accounts receivable for Consulting revenues, Payable in Common Stock in Alexis Capital Partners, Inc.	180,000	-
Accounts receivable for Consulting revenues, Payable in Common Stock in iWatchNow Inc. dba SoftMD.	40,000	-
	$270,000	$-

Note 5: Notes Receivable

Notes receivable consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Notes receivable, unrelated third party, unsecured, 12% interest, matures on April 30, 2010, monthly payment of $7,500	$11,179	$27,931
	$11,179	$27,931

During the quarter ended March 31, 2010 and 2009, the Company had interest income of $749 and $0, respectively.

WorldVest, Inc.
Notes to Combined Financial Statements
(Unaudited)

Note 6: Property and Equipment

Fixed assets consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31,	March 31,
	2010	2009
Computer equipment	$18,085	$18,085
Furniture and equipment	7,029	7,029
Accumulated depreciation	(4,347)	(2,898)
	$20,767	$22,216

During the quarter ended March 31, 2010 and 2009, the Company recorded depreciation expense of $1,449 and $0, respectively.

Note 7: Notes Payable – Related and Unrelated Parties.

Notes payable consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Notes payable, related party, unsecured, 12% interest, matures on December 2010, balloon payment of principal and interest.	$851,880	$829,762
Revolving line of credit for up to $1,500,000 until December 31, 2012, related party, unsecured, 12% interest, matures on December 31, 2012. Interest Payments Accrued.	996,710	957,959
Bridge Loan for $100,000, unrelated party, secured over all assets of the company, 12%, matures 75 days with two 90-day extensions.	102,104	-
	$1,950,694	$1,787,721

During the quarter ended March 31, 2010 and 2009, the Company had interest expense of $51,227 and $10,907, respectively, related to notes payable for related and unrelated parties.  As of March 31, 2010 and March 31, 2009, the Company had accrued interest for notes payable of $171,094 and $21,440 respectively.

Note 8: Preferred Shares (conversion of debenture)

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

Note 9: Other Related Party Transactions

On September 17, 2007, the Company hired Kenneth Green to serve as the President of the Company.  Mr. Green was to be paid an annual salary of $400,000.  Mr. Green was also to be paid an annual director’s fees of $200,000.  This agreement was cancelled upon the resignation of Mr. Green on November 13, 2008.

WorldVest, Inc.
Notes to Combined Financial Statements
(Unaudited)

Note 9: Other Related Party Transactions (Continued)

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

WorldVest, Inc.
Notes to Combined Financial Statements
(Unaudited)

Note 9: Other Related Party Transactions (Continued)

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

Note 10: Equity

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

WorldVest, Inc.
Notes to Combined Financial Statements
(Unaudited)

Note 10: Equity (Continued)

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

On February 26, 2010 and on March 24, 2010 the company issued 15,323 shares and 70,507 shares respectively to interest holders of WV55, Inc. as payment against the common stock payable of $284,544 on December 31, 2009.

On March 31, 2010 the company agreed to pay 90,000 common shares as part of the preferred stock dividend paid on the 4,000,000 Preferred Class B shares for a total amount of $173,700 based on the average stock price for the quarter of $1.93 per share.  The $173,700 has increased the common stock payable account.

Note 11: Warrants

The following is a summary of the status of all of the Company’s stock warrants as of March 31, 2010 and changes during the quarter ended on that date:

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2010	4,000,000	$3.00
Granted	-	0.00
Exercised	-	0.00
Cancelled	-	0.00
Outstanding at March 31, 2010	4,000,000	$3.00

Warrants exercisable at March 31, 2010	4,000,000	$3.00
Warrants exercisable at March 31, 2009	-	$0.00

WorldVest, Inc.
Notes to Combined Financial Statements
(Unaudited)

Note 11: Warrants (Continued)

The following tables summarize information about stock warrants outstanding and exercisable at March 31, 2010:

	STOCK WARRANTS OUTSTANDING
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
$ 3.00	4,000,000	1.72	$ 3.00
	4,000,000	1.72	$ 3.00

	STOCK WARRANTS EXERCISABLE
Exercise Prices	Number of Shares Exercisable	Weighted-Average Exercise Price
$ 3.00	4,000,000	$ 3.00
	4,000,000	$ 3.00

Note 12: Commitments and Contingencies

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

WorldVest, Inc.
Notes to Combined Financial Statements
(Unaudited)

Note 12: Commitments and Contingencies (Continued)

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

Note 13: Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and plan of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report.  Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements”. Forward-looking statements may also be made in Worldvest’s other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and in other documents. In addition, from time to time, Worldvest, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Worldvest undertakes no obligation to update or revise any forward-looking statements.

Plan of Operations

During the next twelve months, we seek to continue to develop our operating subsidiaries and platform development companies with the combined goal of maximizing both earnings per share and the net asset value of our investment portfolio.

Within WV Financial (“WV Financial”), we plan to complete the formation and capitalization of a Fundo de Investimento em Diretos Creditorios (“FIDC”), a Brazilian structured credit receivables fund investing in highly-rated short term receivables within the retail and consumer finance sectors in Brazil.  Additionally, WorldVest seeks to acquire a multiple license Brazilian commercial and Investment Bank, an established Brazilian financial management company and an emerging U.S. Mortgage Bank currently licensed in California.  Through the consolidation of these assets, WV Financial will become a diversified and far reaching global financial holding company positioned for an independent public listing.

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

We also plan to raise a minimum of USD $5 million in new capital into the Company through a Regulation D private placement offering, which we anticipate launching in June of 2010.

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

Results of Operations

For the first quarter ended March 31, 2010, we had revenue of $297,067. Total expenses for the first quarter ended March 31, 2010, totaled $172,289 resulting in a net operating income of $124,778. Total expenses of $172,289 for the period consisted of $72,471 for general and administrative expenses, $79,573 in executive management expenses, $18,796 for rent expense and $1,449 for depreciation expense. Additionally, we had other income of $- and interest expense of $51,414 for the first quarter ended March 31, 2010.

For the first quarter ended March 31, 2009, we had revenue of $25,000.  Total expenses for the first quarter ended March 31, 2009 totaled $201,613 resulting in a net operating loss of $194,297. Total expenses of $201,163 for the period consisted of $44,416 for rent expense, depreciation expense of $383 and $156,364 for general & administrative expenses. Additionally, we had other income of $7,235 and interest expense of $25,369 for the first quarter ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had $7,038 in cash, $968,343 in total assets and $2,111,970 in total current liabilities.  Our current liabilities exceed our current assets by $2,084,394 as of March 31, 2010.

We believe we can satisfy our cash requirements for the next twelve months with our current cash, expected revenues and continued funding from WV55, Inc.  However, completion of our plan of operation is subject to attaining adequate revenue and additional financing. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our profit, revenue, and growth goals.

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

Revenue recognition

The Company recognized revenues through investment banking, consulting, financial advisory services, and direct investments consolidating revenues of our wholly owned platform development subsidiary operations and majority owned investments, and through cash flow generated from our subsidiaries and investments. Revenue is recognized at the time when services are actually completed.

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

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”).  Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively.  Early adoption is permitted.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4.  Controls and Procedures.

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

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 26, 2010, and on March 24, 2010, the Company issued 15,323 shares and 70,507 shares, respectively, to interest holders of WV55, Inc., as payment against the common stock payable of $284,544 on December 31, 2009.

On March 31, 2010, the Company agreed to pay 90,000 common shares as part of the preferred stock dividend paid on the 4,000,000 Preferred Class B shares for a total amount of $173,700, based on the average stock price for the quarter of $1.93 per share. The $173,700 has increased the common stock payable account.

All of these shares were issued in reliance upon an exemption from the securities registration afforded by the provisions of Section 4(2) and/or Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.                      Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDVEST, INC.

Date: May 27, 2010	By:	/s/ Garrett K. Krause
Garrett K. Krause
Chairman, CEO, and Director