Form 10-Q
period 2010-06-30
WORLDVEST, INC.
filed 2010-08-16
CIK 1416712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_______________

FORM 10-Q
_______________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

or

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

As of August 16, 2010, there were 59,065,317 shares outstanding of the registrant’s common stock.

WORLDVEST, INC.

FORM 10-Q

June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WorldVest, Inc.
Combined Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets

Current assets:
Cash	$6,859	$2,480
Trade receivables	229,148	-
Trade receivables - related party	100,130	-
Prepaid expenses	7,500	9,359
Salary advances	-	2,250
Notes receivable	11,378	27,931
Total current assets	355,015	42,020

Property and equipment, net of accumulated depreciation	19,319	22,216
Deferred acquisition costs	650,000	650,000

Total assets	$1,024,334	$714,236

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$30,986	$51,337
Accrued payroll	95,650	92,357
Notes payable - related parties	1,947,189	1,668,041
Accrued interest payable - related parties	217,655	119,680
Total current liabilities	2,291,480	1,931,415

Total liabilities	2,291,480	1,931,415

Commitments and contingencies

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 5,000,000 shares issued and outstanding
as of June 30, 2010 and December 31, 2009	5,000	5,000
Common stock, $0.001 par value, 100,000,000 shares
authorized, 59,065,317 and 58,979,592 shares issued and outstanding
as of June 30, 2010 and December 31, 2009, respectively	59,065	58,980
Additional paid-in capital	10,570,838	10,442,334
Common stock payable	451,155	284,544
Accumulated (deficit)	(12,353,204)	(12,008,037)
Total stockholders' (deficit)	(1,267,146)	(1,217,179)

Total liabilities and stockholders' (deficit)	$1,024,334	$714,236

See Accompanying Notes to Combined Financial Statements

WorldVest, Inc.
Combined Statements of Operations
Unaudited

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue
Investment revenue	$348	$-	$1,096	$-
Consulting revenue	-	2,320	246,319	27,320
Consulting revenue - related party	70,260	-	120,260	-
Total Revenue	70,608	$2,320	367,675	$27,320

Expenses:
Rent expense	6,435	44,416	25,231	88,832
Executive management compensation	69,317	-	148,890	-
General and administrative expenses	63,077	374,002	135,548	530,366
Depreciation expense	1,449	1,290	2,898	1,673

Total expenses	140,278	419,708	312,567	620,871

Net operating income (loss)	(69,670)	(417,388)	55,108	(593,551)

Other income/(expense)
Other income	-	24,734	-	31,969
Interest expense - related parties	(53,661)	(81,020)	(105,075)	(106,389)
Total other income/(expense)	(53,661)	(56,286)	(105,075)	(74,420)

Net income (loss) before provision for income taxes	(123,331)	(473,674)	(49,967)	(667,971)

Provision for income taxes	-	-	-	-

Net income (loss)	$(123,331)	$(473,674)	$(49,967)	$(667,971)

Weighted average number of common shares	59,013,275	55,153,750	59,013,275	55,153,750
outstanding - basic and fully diluted

Net Income (loss) per common share - basic and fully diluted	$(0.00)	$(0.01)	0.00	$(0.01)

See Accompanying Notes to Combined Financial Statements

WorldVest, Inc.
Combined Statement of Stockholders' (Deficit)

						Common		Deficit
						Stock		Accumulated
					Additional	Issued for	Common	During	Total
	Common Shares		Preferred Shares		Paid-In	Prepaid	Stock	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Services	Payable	Stage	(Deficit)

Balance, December 31, 2009	58,979,592	$58,980	5,000,000	5,000	$10,442,334	-	$284,544	(12,008,037)	(1,217,178)

Issuance of stock for payment of common stock payable on March 24, 2010.	85,725	85			128,504		(128,589)		-

Issuance of stock for preferred stock dividend on March 31, 2010							173,700	(173,700)	-

Issuance of stock for preferred stock dividend on June 30, 2010							121,500	(121,500)	-

Net Income for the six months ended June 30, 2010.								(49,967)	(49,967)

Balance, June 30, 2010 (Unaudited)	59,065,317	$59,065	5,000,000	$5,000	$10,570,838	$-	$451,155	$(12,353,204)	$(1,267,145)

See Accompanying Notes to Combined Financial Statements

WorldVest, Inc.
Combined Statements of Cash Flows
Unaudited

	For the six months ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit (loss)	$(49,967)	$(667,971)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Depreciation expense	2,897	1,673
Amortization of the warrants and beneficial conversion feature		20,864

Changes in operating assets and liabilities:
(Increase) in accounts receivable	-	(2,494)
Decrease in employee advances	2,250	-
(Increase) in trade receivables	(229,148)	-
(Increase) in trade receivables - related party	(100,130)
Decrease (increase) in prepaid expenses	1,859	(17,040)
Increase in cash overdraft	-	-
(Increase) decrease in accounts payable	(20,351)	7,651
Increase in accrued payroll and payroll taxes	3,293	-
Increase in accrued interest payable - related party	97,975	79,013

Net cash (used) in operating activities	(291,322)	(578,304)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	(25,222)
Investment in Ascher Decision	-	(24,500)
Proceeds for notes receivable - related party	16,553	(206,239)

Net cash provided (used) by investing activities	16,553	(255,961)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	279,148	908,970

Net cash provided by financing activities	279,148	908,970

NET CHANGE IN CASH	4,379	75,705

CASH AT BEGINNING OF YEAR	2,480	37,636

CASH AT END OF PERIOD	$6,859	$113,341

SUPPLEMENTAL INFORMATION:
Interest Paid	-	-
Income Taxes Paid	-	-

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

Recently the company has increased the business for its Ore Mining subsidiary with its focus on the acquisition and development of certain Iron Ore properties. WorldVest anticipates closing of the pending acquisition of Chile Invesriones de Minerales, Ltda. “CIM”, which owns two large Iron Ore reserves in Chile.  It is anticipated that shortly after closing of the CIM acquisition, WorldVest will begin producing Iron Ore and selling against its Chinese Purchase Contracts.

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

Principles of Combination

Financial Accounting Standards Board (“FASB”) ASC 805, “Business Combinations” ASC 805 a “business combination” excludes transfers of net assets or exchanges of equity interests between entities under common control. ASC 805 also states that transfers of net assets or exchanges of equity interests between entities under common control should be accounted for similar to the pooling-of-interests method (“as-if pooling-of-interests”) in that the entity that receives the net assets or the equity interests initially recognizes the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. Because the Company and WorldVest, LLC and FutureVest were under common control at the time of the acquisitions, the transfer of assets and liabilities of WorldVest, LLC and FutureVest were accounted for at historical cost in a manner similar to a pooling of interests. For financial accounting purposes, the acquisition was viewed as a change in reporting entity and, as a result, required restatement of the Company’s financial statements for all periods subsequent to June 18, 2009, the date of the Transaction and the date at which common control of the Company and WorldVest, LLC and FutureVest by WorldVest, Inc. commenced. Accordingly, the Company’s combined balance sheets as of June 30, 2010 and December 31, 2009, and the combined statement of operations, combined statement of stockholders’ deficit and combined statement of cash flows for the three and six months ended June 30, 2010 and June 30, 2009 include WorldVest, Inc. combined with the assets of WorldVest, LLC and FutureVest.

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

WorldVest, Inc.
Notes to Combined Financial Statements
(Unaudited)

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

Cash and Equivalents

For the purpose of the statement of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of June 30, 2010.

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

In addition to this revenue it is anticipated that in the third and fourth quarter of 2010 the company will recognize revenue from the sale of Iron Ore against its purchase contracts from its two customers in China.  Revenue from the sale of Iron Ore will be recognized at the time the product is loaded on a ship and said ship leaves port.  All payments for product will be made through a letter of credit, which will be drawn against at the time ship is loaded and leaves port.

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

Dividends

During the six months ended June 30, 2010, the Company declared a dividend for 180,000 common shares with a market value of $295,200 as payment on the 4,000,000 Preferred Class B shares issued as of December 31, 2009.  This dividend has not been issued and is reflected as a balance in the common stock payable equity account.

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

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis in the accompanying balance sheet.  The Company’s financial instruments consist of cash and payables.  The carrying amounts of the Company’s financial instruments approximate their fair values as of June 30, 2010 due to their short-term nature.

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

In December 2007, the FASB issued an update to FASB ASC 810, “Consolidation” which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners. This update is effective for the Company as of January 1, 2009. The Company adopted this update in January 2009 without significant impact on the consolidated financial position, results of operations, and disclosures.

Fiscal Year End

The Company’s fiscal year end is December 31.

Note 2: Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has accumulated consolidated net losses through June 30, 2010. The Company’s current liabilities exceed its current assets by $1,936,464 as of June 30, 2010.

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

Management’s plan, in this regard, is to complete the pending acquisition of Chile Invesriones de Minerales, Ltda. and continue the growth of its Mining subsidiary operations.

At the completion of the acquisition the company has signed an agreement with an investment banker and is currently working on a $5 million bridge loan secured by its newly acquired Iron Ore Reserves followed by a $50 million financing to expand its new Iron Ore acquisition and development operations.

The Company will also launch a Private Placement financing of USD $5 Million through a Private Capital Note “PCN” offering, which will be launched in late August, 2010, which will pay a 9% paid in kind coupon and the Private Capital Notes will convert into common shares.  The offering will also include an Iron Ore Royalty paid on the first 6,000,000 MT of Iron Ore sold. Management believes it will be able to successfully sell out the USD $5 Million financing which should finance the growth through profitability.

However, there is no assurance that the Company will be successful in raising such financings.  As of the date of these financial statements the Company has not secured a firm commitment under its financing plan, but will soon open the private placement to accredited investors and institutions.

Note 3: Business Combinations

On June 22, 2009, and subsequently amended on August 19, 2009, the Company completed an agreement with our parent company, whereby WorldVest Equity, Inc. acquired its global banking and advisory operations.  As part of this agreement, we acquired Banking and Advisory assets from WorldVest, LLC (“WVUSA”), a Nevada Company and 100% of FutureVest Management (Shenyang) Co., Ltd. from WorldVest Equity, Inc., in accordance with the terms and conditions of a contemporaneously executed and delivered WorldVest, Inc. – WorldVest Equity, Inc. Purchase Agreement.

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

Note 4: Trade Receivables

During the six months ended June 30, 2010, the Company incurred revenue from its core Merchant Banking / Finance business through various consulting contracts.

During the six months ended June 30, 2010 the company recorded $340,260 of consulting revenue from three clients and as of June 30, 2010, is due a total of $300,630 of equity in the clients as full payment for this revenue.

	June 30,	December 31,
	2010	2009
Accounts receivable for Consulting revenues, related party, Payable in Common Stock in Stockpicks.com Corporation.	$80,630	$-
Accounts receivable for Consulting revenues, Payable in Common Stock in Alexis Capital Partners, Inc.	180,000	-
Accounts receivable for Consulting revenues, Payable in Common Stock in iWatchNow Inc. dba SoftMD.	40,000	-
	$300,630	$-

Note 5: Notes Receivable

Notes receivable consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Notes receivable, unrelated third party, unsecured, 12% interest, matures on August 31, 2010, monthly payment of $7,500	$11,378	$27,931
	$11,378	$27,931

During the six months ended June 30, 2010 and 2009, the Company had interest income of $948 and $0, respectively.

WorldVest, Inc.
Notes to Combined Financial Statements
(Unaudited)

Note 6: Property and Equipment

Fixed assets consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2010
Computer equipment	$18,085	$18,085
Furniture and equipment	7,029	7,029
Accumulated depreciation	(5,795)	(2,898)
	$19,319	$22,216

During the six months ended June 30, 2010 and 2009, the Company recorded depreciation expense of $2,897 and $434, respectively.

Note 7: Notes Payable – Related and Unrelated Parties.

Notes payable consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Notes payable, related party, unsecured, 12% interest, matures on December 2010, balloon payment of principal and interest.	$874,242	$829,762
Revolving line of credit for up to $1,500,000 until December 31, 2012, related party, unsecured, 12% interest, matures on December 31, 2012. Interest Payments Accrued.	997,623	957,959
Various Promissory Notes for $100,716 to related parties to the CEO, unsecured, no interest for 60 days, matures December 31, 2010.	100,716	-
Bridge Loan for $100,000, unrelated party, secured over all assets of the company, 12%, matures 75 days with two 90-day extensions.	105,096	-
Promissory Note for $30,000, unrelated party, unsecured, 18%, matures August 16, 2010 days.	30,207	-
	$2,107,884	$1,787,721

During the six months ended June 30, 2010 and 2009, the Company had interest expense of $105,075 and $106,389, respectively, related to notes payable for related and unrelated parties.  As of June 30, 2010 and December 31, 2009, the Company had accrued interest for notes payable of $217,655 and $119,680 respectively.

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

On March 8, 2008, the Company entered into a professional services contract with Catalyst Financial Group, Inc. (“CFGI”) wherein for a term of five years CFGI will provide the company with business development and executive corporate strategic planning.  The Company issued 5,000,000 of restricted common stock as compensation for the services to be performed (see Note 9).  Kenneth Green is the Chief Executive Officer, director and shareholder of CFGI.   This contract was cancelled and the stock was returned to the company as part of the return of 30,000,000 (See Note 9).

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

On November 30, 2008, the Company entered into a line of credit promissory note with WorldVest Equity, Inc., whereby WVE paid a total of $9,000 on behalf of the Company to various professionals for services rendered.  At the same time, WVE extended an additional $10,000 to the Company within this line of credit to cover short term operating expenses.  As of June 30, 2010 WorldVest Equity is advanced a total of $997,623 including accrued interest to WorldVest.

On April 10, 2009, Mr. Garrett K. Krause agreed to a consulting contract whereby he was paid a minimum of $25,000 for the 3 month period in order to execute the WorldVest, Inc. merchant banking plan on behalf of the new majority shareholder WorldVest Equity, Inc.  This agreement was amended and Mr. Krause agreed to receive a base salary of $114,906 for 2009 and $120,000 for 2010.

Pursuant to the June 22, 2009, transaction to acquire the Global Banking & Advisory assets, WorldVest Equity, Inc. was issued a 9% $6,000,000 convertible debenture that converts into 4,000,000 shares of stock and includes warrants to purchase 4,000,000 shares of stock at $3.00 per share.

On December 31, 2009, WorldVest Equity, Inc. agreed to convert its $6,000,000 Convertible Debenture into 4,000,000 9% Preferred Series B Shares and 1,000,000 Preferred Series C shares that carry no equity but have 100 common share votes for each share issued.

WorldVest, Inc.
Notes to Combined Financial Statements
(Unaudited)

Note 9: Other Related Party Transactions (Continued)

On December 31, 2009, WorldVest Equity agreed to acquire $107,106 in Notes Receivable from FaceKoo Limited in payment of accrued interest owed and Notes Payable owed by FutureVest Management (Shenyang) Co. Ltd.   This transaction provides for no future recourse to FutureVest Management (Shenyang) Co. Ltd or its parent company, WorldVest, Inc.

On December 31, 2009, Corporate Capital Group, LLC agreed to acquire the 20% equity shares in Ascher Decision Services, Inc. plus the $9,499 in current notes receivable owed by Ascher Decision Services, Inc. for a total amount of $21,499 which was applied against the Notes Payable owed to Corporate Capital Group by WorldVest, Inc.

On December 31, 2009, Corporate Capital Group, LLC agreed to acquire a Note Receivable of $7,040 owed by Mr. Peter Dunev from WorldVest, Inc. and agreed to acquire the debts owed to Stockpicks.com Corporation and DealFlow Media of $475 and $7,500 respectively. These transactions will have no recourse to WorldVest, Inc.

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

Pursuant to a stock purchase agreement as of September 18, 2008, Catalyst Holding Group, LLP, an entity owned by the Company’s former Chief Executive Officer, transferred 51,000,000 shares of the Company’s common stock to Wilmington Rexford International, Inc. for a price of twenty thousand dollars ($20,000).  On November 13, 2008, Wilmington Rexford International, Inc, assigned 20,000,000 shares of the common stock to Wilmington WorldVest Partners, 20,000,000 shares to CaboWest Group, Inc. and 11,000,000 shares to Javalon Investment Partners. The total of 51,000,000 shares represents 92.47% of our issued and outstanding common stock. Garrett K Krause is the beneficial owner of Wilmington WorldVest Partners, Inc., CaboWest, and Javalon Investment Partners.

On April 9, 2009, 51,000,000 shares of our common stock held by Wilmington WorldVest Partners (20,000,000 shares), CaboWest Group, Inc. (20,000,000 shares) and Javalon Investment Partners (11,000,000 shares) have been transferred to WorldVest Equity, Inc., a global Merchant Bank for a price of three hundred thousand dollars ($300,000).  WorldVest Equity will own a total of 51,000,000 shares representing 91.9% of our issued and outstanding common stock.  Garrett K. Krause is the Executive Chairman of WorldVest Equity, Inc. and will be deemed a beneficial owner of 70% of the fully diluted WorldVest Equity, Inc. stock through investment companies and trusts for which Garrett K. Krause is either Executive Chairman and/or Managing Director.

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

On December 31, 2009, the Company issued 155,852 shares of its Commons stock for $233,760 in cash.

On December 31, 2009, the Company issued 3,670,000 shares to ZumaHedgeFund, LLC for conversion of $367,000 outstanding Notes Payable of $367,000 to ZumaHedgeFund, LLC.

On December 31, 2009, the Company agreed to issue 189,696 common shares to WorldVest Equity, Inc. in order to pay the accrued interest of $284,544 due for the convertible debenture through December 31, 2009.

On December 31, 2009, the Company issued 4,000,000 9% Preferred Class B shares convertible into 4,000,000 shares of common stock in exchange for cancellation of the $6,000,000 9% convertible debenture issued to WorldVest Equity, Inc.  This transaction also called for the issuance of 1,000,000 Preferred Class C non-equity shares that carry 100 common share votes for each 1 share issued.

On February 26, 2010, and on March 24, 2010 the Company issued 15,323 shares and 70,507 shares respectively to interest holders of WV55 Partners as payment against the common stock payable of $284,544 on December 31, 2009.

On March 31, 2010, the Company agreed to pay 90,000 common shares as part of the preferred stock dividend paid on the 4,000,000 Preferred Class B shares for a total amount of $173,700 based on the average stock price for the quarter of $1.93 per share.  The $173,700 has increased the common stock payable account.

On June 30, 2010, the Company agreed to pay 90,000 common shares as part of the preferred stock dividend paid on the 4,000,000 Preferred Class B shares for a total amount of $121,500 based on the average stock price for the quarter of $1.35 per share.  The $173,700 has increased the common stock payable account.

Note 11: Warrants

The following is a summary of the status of all of the Company’s stock warrants as of June 30, 2010, and changes during the six months ended on that date:

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2010	4,000,000	$3.00
Granted	-	0.00
Exercised	-	0.00
Cancelled	-	0.00
Outstanding at June 30, 2010	4,000,000	$3.00

Warrants exercisable at June 30, 2010	4,000,000	$3.00
Warrants exercisable at June 30, 2009	-	$0.00

WorldVest, Inc.
Notes to Combined Financial Statements
(Unaudited)

Note 11: Warrants (Continued)

The following tables summarize information about stock warrants outstanding and exercisable at June 30, 2010:

	STOCK WARRANTS OUTSTANDING
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
$3.00	4,000,000	2.00	$3.00
	4,000,000	2.00	$3.00

	STOCK WARRANTS EXERCISABLE
Exercise Prices	Number of Shares Exercisable	Weighted-Average Exercise Price
$3.00	4,000,000	$3.00
	4,000,000	$3.00

Note 12: Commitments and Contingencies

On December 5, 2007 and March 8, 2008, the Company entered into six contracts to provide professional services in return for 20,000,000 and 10,000,000 shares of restricted common stock respectively, including 5,000,000 shares of restricted common stock issued to Catalyst Financial Group, Inc., (see Note 8).  All of the agreements have been assigned an effective date concurrent with the date of issuance of the stock, which is March 18, 2008.  The stock has been valued at $.75 (seventy five cents) per share, as the estimated fair market value of the common stock.  Accordingly on March 18, 2008, $22,500,000 in prepaid professional fee contracts was recorded on the books of the Company.  The prepaids were to be amortized over the lives of the contracts, which bear either one year or five years terms.  As of this time all six contracts have been cancelled and the 30,000,000 shares have been returned to treasury.

On June 9, 2008, the Company cancelled four of the six contracts to provide professional services and the stock certificates for 20,000,000 shares of the restricted common stock, which represented all of the stock issued for those contracts, were also cancelled and returned to the Company.  The related prepaid professional fees recorded on the books of the Company of $15,000,000 less $576,613 of the prepaid professional fees which were amortized and expensed as of the period ended March 31, 2008, have been reversed on the books of the Company as of June 30, 2008.  The agreements provide for the development and implementation of advertising and marketing programs and concurrent efforts at business development.

On August 13, 2008, the Company cancelled the remaining two of the six contracts to provide professional services and the stock certificates for 10,000,000 shares of the restricted common stock, which represented all of the stock issued for those contracts, were also cancelled and returned to the Company.   The agreements provide for the development and implementation of advertising and marketing programs and concurrent efforts at business development.

On February 19, 2010, the Company announced the formation and launch of Hurricane Global Resource Corporation (“Hurricane”) as a platform development subsidiary.  Hurricane will engage in global trading of in-demand resources between high growth markets such as Latin America and Asia and will seek to secure continuous long-term supply through strategic acquisitions in a diversified slate of natural resource projects.

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

In addition to these initial two iron ore investment targets, Hurricane has identified a Brazilian sustainable forestry management project and a significant U.S. based potash reserve each representing unique and attractive growth opportunities.  Collectively, management believes that Hurricane can consolidate these and other future resource opportunities creating a diversified and lucrative asset portfolio, ultimately positioning Hurricane for an independent public listing on a major exchange.

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

Initially, Hurricane has contracted with its first iron ore producer to fulfill approximately 20% of the annual contract volume.  Subsequently, the Buyer has accepted and signed a “Supplier Addendum” pursuant to the terms of the purchase contract, accepting the specifications of this initial iron ore supply.  Pending a mine site visit by the Buyer, the first monthly shipment of 70,000 tonnes is scheduled to occur within a period of 45 days, with monthly volumes increasing to 150,000 tonnes in the third month and 300,000 tonnes by the eighth month.  The contract calls for a total first year delivery volume of 2,390,000 tonnes at a value of $286,800,000.

On June 17, 2010, WorldVest finalized two revised Iron Ore supply addendums with its buyer, Shandong Wanbao Group Co. Ltd. for the delivery of 3,300,000 Metric Tons of Iron Ore over the next 16 months.  These supplier addendums total of $475 million over the 16-month period and deliver on these contracts is set to start by the 4th quarter of 2010.

Note 13: Subsequent Events

On July 6, 2010, WorldVest signed a Letter of Intent (“LOI”) to acquire 100% of the shares of Chile Inversiones de Minerales, Ltda. a Chilean mineral investment and mining company (“CIM”).  CIM consists of a highly experienced management team and holds mineral rights to a substantial “Tocopilla Beach Sands” Iron Ore reserve and several additional pending mineral concessions in Chile’s Atacama Desert.

CIM has been issued a municipal contract and the accompanying mineral exploitation rights to re-gentrify the contaminated “Tocopilla Beach Sands”, which is the victim of rich natural iron ore deposits through decades of iron ore waste dumped at port by the country’s metals exporters.  This two kilometer by one half kilometer site is thought, based on preliminary geological estimates, to contain more than 50 million metric tons of high-grade iron ore.  At the current FOB market price of $90 per metric ton, this project’s recoverable Iron Ore value is greater than $4.5 billion.  Due to the sandy soil composition of the iron sand deposit, WorldVest Hurricane predicts unusually low mining costs and anticipates 120 days to begin production and Iron Ore delivery from this reserve.

Additionally, CIM has 40 mineral exploration concessions in the Atacama Desert of Chile’s third region, known as Chile’s “iron belt.”  These concessions, which span an area of more than 25,000 acres, are known to contain three (3) different types of high-grade iron ore including iron sands, surface “granza” rocks and bedrock “vein” formations.  Based on preliminary geological surveys, these concessions are projected to contain tens of millions of tones of recoverable iron ore from the surface sands alone, with tens of millions more in the granza and bedrock veins. WorldVest looks to proceed immediately with a full study on these concessions will subsequently file 43-101 geological reports on its acquired reserve properties.

It is anticipated that this acquisition will close by August 31, 2010, and CIM will serve as a wholly owned Chilean mining platform for WorldVest as it becomes the “Iron Mining Group”.

On July 8, 2010, WorldVest announced the signing of a Joint Venture Memorandum of Understanding (the “JV-MOU”), which includes a 11-year, $15 billion iron ore sales contract with Tianjin Metallurgical No.1 Iron & Steel Group (“Tianjin Steel”), a large state-owned steel company.  Tianjin Steel, after completion of the pending consolidation with three other large Tianjin State-owned steel manufacturers, will soon become one of China’s largest and increasingly most influential steel manufacturing groups consuming over 60 million MT of Iron Ore annually. The contract calls for WorldVest Hurricane to deliver Tianjin Steel a monthly minimum of 1,000,000 metric tons of high-grade iron ore for a ten (10) year period following a one (1) year production “ramp-up” period.

Our JV-MOU provides a long-term partnership between the companies providing for mutual cooperation and strategic investment in the development of global iron ore projects starting with immediate support of WorldVest recently announced Chilean iron ore projects.  The partnership intends to include expansion of related infrastructure necessary to increase iron ore production and construction of new port facilities capable of loading 150,000 MT “Cape” size vessels.

On July 15, 2010, Tianjin Metallurgical No.1 Iron & Steel Group was merged together with 3 other large state owned steel companies in Tiajin resulting in a post consolidated organization under the name Tianjin Bohai Steel Group and recently received a credit facility of $14.25 Billion (USD) in order to make investments to secure long-term supply of Iron Ore for its internal requirements.  WorldVest is uniquely positioned with its Joint Venture to be the recipient of some of this investment and negotiations are underway.

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

Plan of Operations

During the next twelve months, we seek to continue to complete our transition from a Global Merchant Bank to become a Global Iron Ore Mining company with the mission to acquire and develop Iron Ore Reserve properties and sell the product to our clients in China.  We anticipate the completion of the acquisition of Chile Invesriones de Minerales, Ltda. and the pending name change from WorldVest, Inc. to Iron Mining Group, S.A.

All Global Merchant Banking with includes all WV Financial business will be sold to The WorldVest Fund, S.A. in a related party transaction which will substantially reduce our debts and allow us to focus on our Iron Ore business, which started as a platform development company called Hurricane Global Resource Corporation.

Moving forward WorldVest dba Iron Mining Group anticipates commencing the trade of iron ore between Latin America and its Chinese buyers, currently under contract.  On the strength of our two contracts, Hurricane aims to complete the acquisition of CIM which has two substantial iron ore reserves to be developed into a producing mine(s), while also pursuing additional investments in Iron Ore properties in Brazil, Mexico and other companies that present interesting Iron Ore opportunities.

We also plan to raise a minimum of USD $5 million in new capital into the Company through a Regulation D private placement offering, which we anticipate launching in August of 2010 and have signed an investment banking agreement where we seek to explore a $50 million dollar institutional raise to finance our Iron Ore operations.

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

Results of Operations

For the six months ended June 30, 2010, we had revenue of $367,675. Total expenses for the six months ended June 30, 2010, totaled $312,567 resulting in a net operating income of $55,108. Total expenses of $312,754 for the period consisted of $135,548 for general and administrative expenses, $148,890 in executive management expenses, $25,231 for rent expense and $2,898 for depreciation expense. Additionally, we had other income of $0 and interest expense of $105,075 for the six months ended June 30, 2010.

For the six months ended June 30, 2009, we had revenue of $27,320.  Total expenses for the six months ended June 30, 2009, totaled $620,871 resulting in a net operating loss of $593,551. Total expenses of $620,871 for the period consisted of $88,832 for rent expense, depreciation expense of $1,673 and $530,366 for general & administrative expenses. Additionally, we had other income of $31,969 and interest expense of $106,389 for the six months ended June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had $6,859 in cash, $1,024,334 in total assets and $2,291,479 in total current liabilities.  Our current liabilities exceed our current assets by $1,936,464 as of June 30, 2010.

We believe we can satisfy our cash requirements for the next twelve months with our current cash, expected revenues and continued funding from WV55 Partners.  However, completion of our plan of operation is subject to attaining adequate revenue and additional financing. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our profit, revenue, and growth goals.

As reported on our Form 8-K dated June 26, 2009, WorldVest, Inc. acquired the global merchant banking operations from WorldVest Equity, Inc.  Pursuant to the agreement, we acquired Global Banking & Advisory assets from WorldVest Equity, which currently employs eleven (11) individuals, and is headquartered in New York and Los Angeles offices.  With this transaction we acquired the assets of FutureVest Management (Shenyang) Co., Ltd., a unique license to perform investment banking, advisory, and investment management services in the Peoples Republic of China, without the need for any Chinese partners.  Through this acquisition, we are able to provide capital financing and venture services, as well as use the extensive WorldVest global relationships to enhance and support the development of the WorldVest Global Merchant banking plan.  Additionally, through this acquisition, we believe we can attract equally beneficial relationships with the business communities and governments of Brazil and South Korea.

We anticipate completing the transition from a Global Merchant Bank under the name and brand of WorldVest to become a Global Iron Ore Mining and Exploration Company under the new name, Iron Mining Group.  This name change will come upon the completion of the acquisition of Chile Invesriones de Minerales, Ltda., which currently owns two substantial Iron Ore Reserves in Chile along with all associated infrastructure in order to start producing and selling Iron Ore to our current contracts.

We anticipate that our new operational, and general and administrative expenses for the next 12 months will grow as we build our focus on the acquisition and production of Iron Ore.  We do anticipate the ongoing purchase or sale of any equipment in order to carry out our mining operations and we do expect any significant additions to the number of employees.  The foregoing represents our best estimate of our cash needs based on current planning and business conditions.  The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our Iron Ore mining plan focused on the creation additional Iron Ore revenue.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and growth of our Iron Ore mining business. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

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

In addition to this revenue it is anticipated that in the third and fourth quarter of 2010 the Company will recognize revenue from the sale of Iron Ore against its purchase contracts from its two customers in China.  Revenue from the sale of Iron Ore will be recognized at the time the product is loaded on a ship and said ship leaves port.  All payments for product will be made through a letter of credit, which will be drawn against at the time ship is loaded and leaves port.

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

None.

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

WORLDVEST, INC.

Date: August 16, 2010	By:	/s/ Garrett K. Krause
Garrett K. Krause
Chief Executive Officer