Form 10-Q
period 2010-09-30
IRON MINING GROUP, INC.
filed 2010-11-22
CIK 1416712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

IRON MINING GROUP, INC.
 (Exact name of registrant as specified in its charter)

Florida	333-147529	27-0586475
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

295 Madison Avenue, 12th Floor
New York, NY 10017
 (Address of principal executive offices)
 _______________

(646) 389-3070
 (Registrant’s telephone number, including area code)
_______________

WORLDVEST, INC.

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

As of November 22, 2010 there were 91,458,614 shares outstanding of the registrant’s common stock.

IRON MINING GROUP, INC.

FORM 10-Q

September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Iron Mining Group, Inc
(Formerly WorldVest, Inc.)
Combined Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets

Current assets:
Cash	$2,128	$2,480
Trade receivables	220,000	-
Trade receivables - related party	103,430	-
Prepaid expenses	3,122	9,359
Salary advances	-	2,250
Notes receivable	-	27,931
Total current assets	328,680	42,020

Property and equipment, net of accumulated depreciation	17,870	22,216
Deferred acquisition costs	-	650,000

Total assets	$346,550	$714,236

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$26,772	$51,337
Accrued payroll	97,381	92,357
Notes payable	100,000	-
Notes payable - related parties	2,055,632	1,668,041
Accrued interest payable	986
Accrued interest payable - related parties	247,940	119,680
Total current liabilities	2,528,711	1,931,415

Total liabilities	2,528,711	1,931,415

Commitments and contingencies

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 5,000,000 and no shares issued and outstanding
as of September 30, 2010 and December 31, 2009	4,000	4,000
Common stock, $0.001 par value, 100,000,000 shares
authorized, 59,103,892 and 58,979,592 shares issued and outstanding
as of September 30, 2010 and December 31, 2009, respectively	59,104	58,980
Additional paid-in capital	10,716,685	10,443,334
Common stock payable	648,811	284,544
Deferred offering cost	(149,954)	-
Accumulated (deficit)	(13,460,807)	(12,008,037)
Total stockholders' (deficit)	(2,182,161)	(1,217,179)

Total liabilities and stockholders' (deficit)	$346,550	$714,236

See Accompanying Notes to Combined Financial Statements

Iron Mining Group, Inc
(Formerly WorldVest, Inc.)
Combined Statements of Operations
Unaudited

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue
Investment revenue	$604	$-	$1,700	$-
Consulting revenue	-	9,051	75,000	36,371
Consulting revenue - related party	25,000	-	316,579	-
Total Revenue	25,604	9,051	393,279	36,371

Expenses:
Rent expense	1,789	46,070	25,231	134,902
Executive management compensation	90,154	-	109,813	-
General and administrative expenses	195,686	291,676	462,476	822,042
Writedown of deferred acquisition costs	650,000	-	650,000	-
Depreciation expense	1,449	1,289	4,347	2,962

Total expenses	939,078	339,035	1,251,867	959,906

Net operating (loss)	(913,474)	(329,984)	(858,588)	(923,535)

Other income/(expense)
Gain on transfer of investment in FutureVest	35,152	-	35,152	-
Other income	-	10,547	-	42,516
Interest expense	(986)	-	(986)	-
Interest expense - related parties	(60,672)	(402,087)	(165,747)	(508,476)
Total other income/(expense)	(26,506)	(391,540)	(131,581)	(465,960)

Net (loss) before provision for income taxes	(939,980)	(721,524)	(990,170)	(1,389,495)

Provision for income taxes	-	-	-	-

Net (loss)	$(939,980)	$(721,524)	$(990,170)	$(1,389,495)

Weighted average number of common shares	59,078,563	55,153,750	59,044,032	55,153,750
outstanding - basic and fully diluted

Net (loss) per common share - basic and fully diluted	$(0.02)	$(0.01)	$(0.02)	$(0.03)

See Accompanying Notes to Combined Financial Statements

Iron Mining Group, Inc
(Formerly WorldVest, Inc.)
Combined Statement of Stockholders' (Deficit)

						Common			Deficit
						Stock			Accumulated
					Additional	Issued for	Common	Deferred	During	Total
	Common Shares		Preferred Shares		Paid-In	Prepaid	Stock	Offering	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Services	Payable	Cost	Stage	(Deficit)

Balance, December 31, 2009	58,979,592	$58,980	5,000,000	4,000	$10,443,334	-	$284,544		(12,008,037)	(1,217,179)

Issuance of stock for payment of common stock payable on March 24, 2010.	85,725	85			128,504		(128,589)			-

Issuance of common stock for preferred stock dividend on March 31, 2010							173,700		(173,700)	-

Issuance of common stock for preferred stock dividend on June 30, 2010							121,500		(121,500)	-

Issuance of 100,000 warrants for investment banking agreement on July 26, 2010					76,454			(76,454)		-

Issuance of common stock for cash investment on September 2, 2010.	23,575	24			24,976					25,000

Issuance of common stock for payment of banking expense on September 14, 2010.	35,000	35			73,465			(73,500)		-

Reverse Issuance of stock for payment of common stock payable on September 28, 2010.	(20,000)	(20)			(30,236)		30,256			-

Issuance common stock for preferred stock dividend on September 30, 2010.							167,400		(167,400)	-

Stockholder's Deficit Adjustment on September 30, 2010.					188					188

Net loss for the nine months ended September 30, 2010.									(990,170)	(990,170)

Balance, September 30, 2010 (Unaudited)	59,103,892	$59,104	5,000,000	$4,000	$10,716,685	$-	$648,811	$(149,954)	$(13,460,807)	$(2,182,161)

See Accompanying Notes to Combined Financial Statements

Iron Mining Group, Inc
(Formerly WorldVest, Inc.)
Combined Statements of Cash Flows
Unaudited

	For the nine months ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(990,170)	$(1,389,495)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Depreciation expense	4,346	2,963
Writedown of deferred acquisition costs	650,000	-
Stock issued for services	188	-
Amortization of the warrants and beneficial conversion feature	-	229,500
Gain on the transfer of investement of FutureVest, Inc.	35,152	-

Changes in operating assets and liabilities:
Decrease in employee advances	2,250	-
(Increase) in trade receivables	(220,000)	-
(Increase) in trade receivables - related party	(103,430)	-
(Increase) decrease in prepaid expenses	6,237	(27,040)
Increase (decrease) in accounts payable	(59,717)	44,875
Increase in accrued payroll and payroll taxes	5,024	22,368
Increase in accrued interest payable	986	-
Increase in accrued interest payable - related party	128,260	249,464

Net cash (used) in operating activities	(540,874)	(875,281)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	(25,222)
Investment in Ascher Decision	-	(24,500)
Proceeds for notes receivable - related party	29,211	-
Repayments for notes receivable - related party	(1,280)	(223,729)

Net cash provided (used) by investing activities	27,931	(273,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	543,407	1,149,456
Repayments for notes payable - related party	(55,816)	-
Proceeds from sale of common stock	25,000	-

Net cash provided by financing activities	512,591	1,149,456

NET CHANGE IN CASH	(352)	724

CASH AT BEGINNING OF YEAR	2,480	37,636

CASH AT END OF PERIOD	$2,128	$38,360

SUPPLEMENTAL INFORMATION:
Interest Paid	-	-
Income Taxes Paid	-	-

NON-CASH ACTIVITIES:
Warrants issued for deferred offering costs	$76,454	-
Common stock issued for deferred offering costs	$73,500	-
Transfer of liabilities related to Future Vest, Inc.	$36,132	-

See Accompanying Notes to Combined Financial Statements

Iron Mining Group, Inc.
(Formerly WorldVest, Inc.)
Notes to Combined Financial Statements
(Unaudited)

Note 1: Description of Business and Summary of Significant Accounting Policies

Description of Business

Iron Mining Group, Inc., formerly WorldVest, Inc., (hereafter “IMG,” “Iron Mining Group” or the “Company”) was organized September 17, 2007, under the laws of the State of Florida, under the name Catalyst Ventures Incorporated.  The Company filed for a name change to WorldVest, Inc. on July 2, 2009, and on October 15, 2010, changed its name again to Iron Mining Group, Inc.  The Company is authorized to issue 100,000,000 shares of common stock, par value $0.001, and 10,000,000 share of preferred stock, par value $0.001.

Recently, the Company is in the process of its transition from a global merchant bank making direct investments to concentrate its business as a global iron ore mining and investment company, with its focus on the acquisition and development of global iron ore mining properties. During November 2010, Iron Mining Group has closed on the acquisition of 99.9% of Chile Inversiones de Minerales, Ltda. (“CIM”), which owns two large iron ore reserves in Chile but as of September 30, 2010 has yet to complete the final closing of its third property under LOI and as such has not recorded the final closing on its financial statements as of September 30, 2010.  On November 19, 2010 final closing of the third properly occurred and the 32,000,000 shares were issued for the $50,000,000 complete purchase price for the CIM acquisition.  Further, it is anticipated that in the first quarter of 2011 CIM will begin producing and selling iron ore against its Chinese purchase contracts.

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

Principles of Combination

Financial Accounting Standards Board (“FASB”) ASC 805, “Business Combinations” ASC 805 a “business combination” excludes transfers of net assets or exchanges of equity interests between entities under common control. ASC 805 also states that transfers of net assets or exchanges of equity interests between entities under common control should be accounted for similar to the pooling-of-interests method (“as-if pooling-of-interests”) in that the entity that receives the net assets or the equity interests initially recognizes the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. Because the Company and WorldVest, LLC and FutureVest were under common control at the time of the acquisitions, the transfer of assets and liabilities of WorldVest, LLC and FutureVest were accounted for at historical cost in a manner similar to a pooling of interests. For financial accounting purposes, the acquisition was viewed as a change in reporting entity and, as a result, required restatement of the Company’s financial statements for all periods subsequent to June 18, 2009, the date of the Transaction and the date at which common control of the Company and WorldVest, LLC and FutureVest by Iron Mining Group, Inc. commenced. Accordingly, the Company’s combined balance sheets as of September 30, 2010 and December 31, 2009, and the combined statement of operations, combined statement of stockholders’ deficit and combined statement of cash flows for the nine months ended September 30, 2010, include Iron Mining Group, Inc. combined with the assets of WorldVest, LLC and FutureVest. As of September 30, 2010 Iron Mining Group transferred the ownership of FutureVest to The WorldVest Fund, S.A. in a related party transaction causing for a gain on the sale of assets of $35,152.

Business Combinations

On June 18, 2009, the Company acquired the global banking & advisory assets of WorldVest Equity, Inc., a related-party entity, for $6 million, subject to certain post-closing adjustments. The purchase price consisted of a convertible debenture of $6 million. As described above, since Iron Mining Group was under control of WorldVest Equity, Inc. at the time of the asset acquisitions, the transfer of assets and liabilities of WorldVest, LLC and FutureVest were accounted for at historical cost in a manner similar to a pooling of interests. The $6 million of convertible debentures paid to WorldVest Equity, Inc., a related party, for 100% of the banking & advisory assets was treated as dividend and recorded to retained earnings.  In “as-if pooling-of-interests” accounting, financial statements of the previously separate companies for periods under common control prior to the combination are restated on a combined basis to furnish comparative information. At June 30, 2009, the WorldVest, LLC assets added $924,447 of total assets and FutureVest added $114,740 of total assets.  For the period from January 1, 2009 through December 31, 2009, WorldVest, LLC assets added revenue and net loss of $28,439 and $641,557, respectively.

Iron Mining Group, Inc.
(Formerly WorldVest, Inc.)
Notes to Combined Financial Statements
(Unaudited)

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

Cash and Equivalents

For the purpose of the statement of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of September 30, 2010 and December 31, 2009.

Investments in Companies Accounting for Using the Equity or Cost Method

Investments in other entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company’s ability to exercise significant influence over the operating and financial policies of the investee. Investments of this nature are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of investment. In accordance with ASC 323, “Investments-Equity Method and Joint Ventures”, when net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company’s share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. When an investment accounted for using the equity method issues its own shares, the subsequent reduction in the Company’s proportionate interest in the investee is reflected in income as a deemed dilution gain proportionate interest in or loss on disposition. The Company evaluates its investments in companies accounted for by the equity or cost method for impairment when there is evidence or indicators that a decrease in value may be other than temporary.

Revenue Recognition

The Company has recognized revenues from investment banking, consulting, financial advisory services, and direct investments consolidating revenues of our wholly owned subsidiary operations and majority owned investments, and through cash flow generated from our subsidiaries and investments. Revenue is recognized at the time when services are actually completed.

The Company is evaluating its current business plan and operations and plans on increasing revenues from its direct investments.  It is anticipated that in the first quarter of 2011, the Company will recognize revenue from the sale of iron ore against its purchase contracts from its two customers in China.  Revenue from the sale of iron ore will be recognized at the time the product is loaded on a ship and said ship leaves port.  All payments for product will be made through a letter of credit, which will be drawn against at the time ship is loaded and leaves port.

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

Dividends

During the nine months ended September 30, 2010, the Company declared a dividend for 270,000 common shares with a market value of $462,600 as payment on the 4,000,000 Class B Preferred Shares issued as of December 31, 2009.  This dividend has not been issued and is reflected as a balance in the common stock payable equity account.

Loss per common share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the statement of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock.  For the three and nine months ended September 30, 2010 and 2009 the denominator in the diluted EPS computation is the same as the denominator for basic EPS because the Company had net losses and the 4,100,000 warrants outstanding would have been anti-dilutive.

Iron Mining Group, Inc.
(Formerly WorldVest, Inc.)
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

The Company follows the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods. Also included is guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis in the accompanying balance sheet.  The Company’s financial instruments consist of cash and payables.  The carrying amounts of the Company’s financial instruments approximate their fair values as of September 30, 2010 and December 31, 2009, due to their short-term nature.

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

Iron Mining Group, Inc.
(Formerly WorldVest, Inc.)
Notes to Combined Financial Statements
(Unaudited)

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (continued)

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

Fiscal Year End

The Company’s fiscal year end is December 31

Note 2: Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has accumulated consolidated net losses through September 30, 2010. The Company’s current liabilities exceed its current assets by $2,200,031 as of September 30, 2010.

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

Management’s plan, in this regard, is to focus all its efforts on the development of Chile Inversiones de Minerales, Ltda. as it has finalized its investment of Cruz Grande, S.A, which includes the La Serena Beach Mine and two port development projects.  The Company anticipates beginning production in the first quarter of 2011 at the La Serena Beach Mine.  With this production, Iron Mining Group will begin generating significant ongoing cash flow to cover all operating expense and fully repay any current debts the company may have incurred.

At this time the Company has signed a retainer agreement with Sunrise Securities Corporation in New York, New York (“Sunrise”), whereby Sunrise will attempt on a best efforts basis to raise the Company $50,000,000 through a series of debt and equity financings through its retail and institutional investors.  Sunrise is currently leading a $10,000,000 Private Placement Offering and, which launched on November 10, 2010.

However, there is no assurance that the Company will be successful in raising such financings.  As of the date of these financial statements, the Company has not secured a firm commitment under its financing plan, but will soon open the private placement to accredited investors and institutions.

Note 3: Business Combinations

On June 22, 2009 and amended on August 19, 2009, we completed an agreement with our parent company, WorldVest Equity, Inc., to acquire its global banking and advisory operations.  As part of this agreement, we acquired the banking and advisory assets from WorldVest, LLC (“WVUSA”), a Nevada company and 100% of FutureVest Management (Shenyang) Co., Ltd. from WorldVest Equity, Inc. in accordance with the terms and conditions of a contemporaneously executed and delivered WorldVest, Inc. – WorldVest Equity, Inc. Purchase Agreement.

Iron Mining Group, Inc.
(Formerly WorldVest, Inc.)
Notes to Combined Financial Statements
(Unaudited)

Note 3: Business Combinations (Continued)

As part of the WorldVest asset and liability acquisition, the Company acquired 20% of Ascher Decision Services (“Ascher”) with an option to purchase the remaining 80% of Ascher upon the final approval from FINRA.  Additionally, the Company acquired the rights to purchase 100% all current acquisition projects of WorldVest, LLC, which included the LOI to purchase a Brazilian multiple license bank and a Brazilian retail company.  In February 2008, WorldVest, LLC paid $750,000 to an unrelated third party for the rights to acquire the three entities above. On December 31, 2009, due to the inability of WorldVest and Management of Ascher to finalize their original agreement, the 20% of Ascher was sold back to Corporate Capital Group, LLC for $24,499 and the Company took a $100,000 write off effective on December 31, 2009.

On September 30, 2010, as part of its transition from WorldVest, Inc. to Iron Mining Group, the Company has decided to take a write-down on the deferred acquisition costs for cost associated with the acquisition of the Brazilian Bank and other merchant banking transactions acquired on June 22, 2009.  The Company decided that, with the focus moving more into the international iron ore sector, any future investment to develop these assets was not warranted and a full $650,000 write-down on all deferred acquisition costs was completed.

On August 27, 2010, the Company initiated the acquisition of 99.9% of Chile Inversiones de Minerales, Ltda. from CIM Minerals, S.A. in exchange for a final payment of 32,000,000 common shares payable at a value of $1.50 per share and warrants to purchase an additional 7,500,000 shares of common stock as follows; 1,500,000 at $2.00, 3,000,000 at $3.50 and 3,000,000 at $5.00.  The final payment and closing was delayed due to the fact that all conditions to closing were not completed with respect to the final acquisition of the third property under LOI. Therefore, as of September 30, 2010, the shares were not issued and thus the transaction is not reflected in these financial statements.  This acquisition was deemed to be fully closed as of November 19, 2010, as CIM finalized its investment in Cruz Grande, S.A, which includes the La Serena Beach Mine and two port development projects.

Note 4: Trade Receivables

During the nine months ended September 30, 2010, the Company incurred revenue from its core merchant banking / finance consulting business through various consulting contracts.

During the nine months ended September 30, 2010, the Company recorded $391,579 of consulting revenue from three clients and as of September 30, 2010, the Company is due a total of $323,430 of equity in the clients as full payment for this revenue.

	September 30,	December 31,
	2010	2009
Accounts receivable for Consulting revenues, related party, Payable in Common Stock in Stockpicks.com Corporation.	$103,430	$-
Accounts receivable for Consulting revenues, Payable in Common Stock in Alexis Capital Partners, Inc.	180,000	-
Accounts receivable for Consulting revenues, Payable in Common Stock in iWatchNow Inc. dba SoftMD.	40,000	-
	$323,430	$-

Note 5: Notes Receivable

Notes receivable consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Notes receivable, unrelated third party, unsecured, 12% interest, matures on August 31, 2010, monthly payment of $7,500	$-	$27,931
	$-	$27,931

Iron Mining Group, Inc.
(Formerly WorldVest, Inc.)
Notes to Combined Financial Statements
(Unaudited)

Note 5: Notes Receivable (Continued)

During the nine months ended September 30, 2010 and 2009, the Company had interest income of $948 and $0, respectively.

Note 6: Property and Equipment

Fixed assets consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Computer equipment	$12,290	$18,085
Furniture and equipment	7,029	7,029
Accumulated depreciation	(1,449)	(2,898)
	$17,870	$22,216

During the nine months ended September 30, 2010 and 2009, the Company recorded depreciation expense of $4,347 and $2,962, respectively.

Note 7: Notes Payable – Related and Unrelated Parties.

Notes payable consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Notes payable, related party, unsecured, 12% interest, matures on December 31, 2010, balloon payment of principal and interest.	$747,475	$747,475
Revolving line of credit for up to $1,500,000 until December 31, 2010, related party, unsecured, 12% interest, matures on December 31, 2010. Interest Payments Accrued.	913,745	920,566
Various Promissory Notes for to related parties to the CEO, unsecured, no interest for 60 days, matures December 31, 2010.	394,412	-
Bridge Loan for $100,000, unrelated party, secured over all assets of the company, 12%, matures 75 days with two 90-day extensions. This note is due and under automatic month to month extensions.	100,000	-
	$2,155,632	$1,668,041

During the nine months ended September 30, 2010 and September 30, 2009, the Company had interest expense of $166,733 and $508,476 respectively, related to notes payable for related and unrelated parties.  As of September 30, 2010 and December 31, 2009, the Company had accrued interest for notes payable of $248,926 and $119,680 respectively.

Iron Mining Group, Inc.
(Formerly WorldVest, Inc.)
Notes to Combined Financial Statements
(Unaudited)

Note 8: Preferred Shares (conversion of debenture)

On December 31, 2009, WorldVest came to agreement with WorldVest Equity, Inc. to convert its $6,000,000 9% Convertible Debenture into 4,000,000 newly issued Series B Preferred Shares, each convertible into one share of common stock, which continue to pay a 9% PIK “Paid in Kind” Dividend through December 31, 2013 and 1,000,000 new Series C non-equity Preferred Shares that carry 100 common stock votes for each share issued.  All shares are issued to WVE Investors, LLC as per agreement.

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

The Board of Directors of the Company authorized payments to Mr. Green and Ms. Hendricks of both the annual salary and director fees for years 2005, 2006 and 2007.  Accordingly, the Company accrued executive compensation totaling $2,600,000 and the associated payroll taxes of approximately $82,055 through the period ending March 31, 2008.

The Company paid Mr. Ken Green the sum of $29,210 for consulting services in the period ended September 30, 2008, and the sum of $55,000 in the period ended September 30, 2007.  These sums were made prior to June 30, 2008, and any ongoing fees relating to the agreements with Mr. Green and Ms. Hendricks have been suspended as of June 30, 2008.

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

On October 1, 2008, the Company entered into a one-year professional services contract with WorldVest, LLC, a wholly owned operating subsidiary of majority shareholder WorldVest Equity, Inc. (WVE) at that time.  WorldVest, LLC was to provide the Company with business development and corporate strategic planning.  The Company agreed to pay $10,000 per month to WorldVest, LLC pursuant to this contract.  Garrett K. Krause is the Executive Chairman of WorldVest Equity, Inc. and Managing Director of WorldVest, LLC.  As of September 30, 2009, this contract has been cancelled.

On November 30, 2008, the Company entered into a line of credit promissory note with Zuma Investment Partners (Zuma), whereby Zuma paid a total of $3,500 on behalf of the Company to various professionals for services rendered.  Interest of $379 has accrued on this note.

On November 30, 2008, the Company entered into a line of credit promissory note with WorldVest Equity, Inc., whereby WVE paid a total of $9,000 on behalf of the Company to various professionals for services rendered.  At the same time, WVE extended an additional $10,000 to the Company within this line of credit to cover short term operating expenses.  As of September 30, 2010, WorldVest Equity is advanced a total of $997,623 including accrued interest to WorldVest.

On April 10, 2009, Mr. Garrett K. Krause agreed to a consulting contract whereby he was paid a minimum of $25,000 for the 3 month period in order to execute the WorldVest, Inc. merchant banking plan on behalf of the new majority shareholder WorldVest Equity, Inc.  This agreement was amended and Mr. Krause agreed to receive a base salary of $114,906 for 2009 and $120,000 for 2010.

Iron Mining Group, Inc.
(Formerly WorldVest, Inc.)
Notes to Combined Financial Statements
(Unaudited)

Note 9: Other Related Party Transactions (Continued)

Pursuant to the June 22, 2009 transaction to acquire the global banking & advisory assets, WorldVest Equity, Inc. was issued a $6,000,000 - 9% Convertible Debenture that converts into 4,000,000 shares of common stock and includes warrants to purchase 4,000,000 shares of common stock at $3.00 per share.

On December 31, 2009, WorldVest Equity, Inc. agreed to convert its $6,000,000 Convertible Debenture into 4,000,000 9% Series B Preferred Shares and 1,000,000 Series C Preferred Shares that carry no equity but have 100 common share votes for each share issued.

On December 31, 2009, WorldVest Equity agreed to acquire $107,106 in Notes Receivable from FaceKoo Limited in payment of accrued interest owed and Notes Payable owed by FutureVest Management (Shenyang) Co. Ltd.   This transaction provides for no future recourse to FutureVest Management (Shenyang) Co. Ltd or its parent company, Iron Mining Group, Inc.

On December 31, 2009, Corporate Capital Group, LLC agreed to acquire the 20% equity shares in Ascher Decision Services, Inc plus the $9,499 in current notes receivable owed by Ascher Decision Services, Inc. for a total amount of $21,499 which was applied against the Notes Payable owed to Corporate Capital Group by Iron Mining Group, Inc.

On December 31, 2009, Corporate Capital Group, LLC agreed to acquire a Note Receivable of $7,040 owed by Mr. Peter Dunev from Iron Mining Group, Inc. and agreed to acquire the debts owed to Stockpicks.com Corporation and DealFlow Media of $475 and $7,500 respectively. These transactions will have no recourse to Iron Mining Group, Inc.

On July 1, 2010, the Company agreed to transfer all operations of FutureVest Management (Shenyang) Co. to The WorldVest Fund for $1.00.  This transaction will have no recourse to Iron Mining Group, Inc.

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

On January 18, 2008, the Company issued 22,500 shares of its Common stock for 22,500 in cash.

On June 9, 2008, the Company cancelled 20,000,000 shares pursuant to the cancellation of the consulting contracts (see Note 8).

On June 19, 2008, the Company received $50,000 in payment for 50,000 shares of unrestricted common stock. As the shares were issued in July 2008, the Company recorded the $50,000 as a common stock payable.

On July 25, 2008, the Company issued 50,000 shares in satisfaction of common stock payable totaling $50,000.

On August 13, 2008, the Company cancelled 10,000,000 shares pursuant to the cancellation of the consulting contracts (Note 8).

Pursuant to a stock purchase agreement as of September 18, 2008, Catalyst Holding Group, LLLP, an entity owned by the Company’s former Chief Executive Officer, transferred 51,000,000 shares of the Company’s common stock to Wilmington Rexford International, Inc. for a price of twenty thousand dollars ($20,000).  On November 13, 2008, Wilmington Rexford International, Inc, assigned 20,000,000 shares of the common stock to Wilmington WorldVest Partners, 20,000,000 shares to

Iron Mining Group, Inc.
(Formerly WorldVest, Inc.)
Notes to Combined Financial Statements
(Unaudited)

Note 10: Equity (Continued)

CaboWest Group, Inc. and 11,000,000 shares to Javalon Investment Partners. The total of 51,000,000 shares represents 92.47% of our issued and outstanding common stock. Garrett K Krause is the beneficial owner of Wilmington WorldVest Partners, Inc., CaboWest, and Javalon Investment Partners.

On April 9, 2009, 51,000,000 shares of our common stock held by Wilmington WorldVest Partners (20,000,000 shares), CaboWest Group, Inc. (20,000,000 shares) and Javalon Investment Partners (11,000,000 shares) have been transferred to WorldVest Equity, Inc., a global merchant bank for a price of three hundred thousand dollars ($300,000).  WorldVest Equity will own a total of 51,000,000 shares, representing 91.9% of our issued and outstanding common stock.  Garrett K. Krause is the Executive Chairman of WorldVest Equity, Inc. and will be deemed a beneficial owner of 70% of the fully diluted WorldVest Equity, Inc. stock through investment companies and trusts for which Garrett K. Krause is either Executive Chairman and/or Managing Director.

On June 22, 2009, the Company issued 4,000,000 warrants in conjunction with a convertible debenture for $6,000,000.  The fair value of the warrants and the beneficial conversion feature totaled $2,941,773 and was recorded to additional paid in capital.  Based on the early conversion of this convertible debenture, the Company recorded a reversal to the beneficial conversion in the amount of $2,503,636.

On December 31, 2009, the Company issued 155,852 shares of its common stock for $233,760 in cash.

On December 31, 2009, the Company issued 3,670,000 shares to ZumaHedgeFund, LLC for conversion of $367,000 outstanding notes payable of $367,000 to ZumaHedgeFund, LLC.

On December 31, 2009, the Company agreed to issue 189,696 common shares to WorldVest Equity, Inc. in order to pay the accrued interest of $284,544 due for the convertible debenture through December 31, 2009.

On December 31, 2009, the Company issued 4,000,000 9% Class B Preferred shares convertible into 4,000,000 shares of common stock in exchange for cancellation of the $6,000,000 9% Convertible Debenture issued to WorldVest Equity, Inc.  This transaction also called for the issuance of 1,000,000 Class C Preferred non-equity Shares that carry 100 common share votes for each share issued.

On February 26, 2010 and on March 24, 2010, the Company issued 15,323 shares and 70,507 shares respectively to interest holders of WVE Investors, LLC as payment against the common stock payable of $284,544 on December 31, 2009.

On March 31, 2010, the Company agreed to pay 90,000 common shares as part of the preferred stock dividend paid on the 4,000,000 Class B Preferred Shares for a total amount of $173,700 based on the average stock price for the quarter of $1.93 per share.  The $173,700 has increased the common stock payable account.

On June 30, 2010, the Company agreed to pay 90,000 common shares as part of the preferred stock dividend paid on the 4,000,000 Class B Preferred Shares for a total amount of $121,500 based on the average stock price for the quarter of $1.35 per share.  The $121,500 has increased the common stock payable account.

On July 26, 2010, the Company issued 100,000 warrants to an investment banking firm and recorded $76,454 in deferred offering costs.  The warrants were valued based on the Black Scholes model.

On September 2, 2010, the Company issued 23,575 shares to an investor for gross proceeds of $25,000.

On September 14, 2010, the Company issued 35,000 shares to an investment banking firm and recorded $73,500 in deferred offering costs.  The shares were valued based on the fair value of the common stock.

On September 30, 2010, the Company cancelled 20,000 shares previously issued on March 24, 2010 and credited them back to Common Stock Payable account.

On September 30, 2010, the Company agreed to pay 90,000 common shares as part of the preferred stock dividend paid on the 4,000,000 Class B Preferred Shares for a total amount of $167,400 based on the average stock price for the quarter of $1.86 per share.  The $167,400 has increased the common stock payable account.

Iron Mining Group, Inc.
(Formerly WorldVest, Inc.)
Notes to Combined Financial Statements
(Unaudited)

Note 11: Warrants

The following is a summary of the status of all of the Company’s stock warrants as of September 30, 2010 and changes during the nine months ended on that date:

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2010	4,000,000	$3.00
Granted	100,000	2.00
Exercised	-	0.00
Cancelled	-	0.00
Outstanding at September 30, 2010	4,100,000	$2.98

Warrants exercisable at September 30, 2010	4,100,000	$2.98
Warrants exercisable at September 30, 2009	4,000,000	$3.00

The following tables summarize information about stock warrants outstanding and exercisable at September 30, 2010:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
$3.00	4,000,000	0.72	$3.00
$2.00	100,000	6.84	$2.00

	4,100,000	0.87	$2.98

Iron Mining Group, Inc.
(Formerly WorldVest, Inc.)
Notes to Combined Financial Statements
(Unaudited)

Note 12: Commitments and Contingencies

On December 5, 2007 and March 8, 2008, the Company entered into six contracts to provide professional services in return for 20,000,000 and 10,000,000 shares of restricted common stock respectively, including 5,000,000 shares of restricted common stock issued to Catalyst Financial Group, Inc. (see Note 8).  All of the agreements have been assigned an effective date concurrent with the date of issuance of the stock, which is March 18, 2008.  The stock has been valued at $.75 (seventy five cents) per share, as the estimated fair market value of the common stock.  Accordingly on March 18, 2008, $22,500,000 in prepaid professional fee contracts was recorded on the books of the Company.  The prepaids were to be amortized over the lives of the contracts, which bear either one year or five years terms.  As of this time all six contracts have been cancelled and the 30,000,000 shares have been returned to treasury.

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

On February 19, 2010, the Company announced the formation and launch of Hurricane Global Resource Corporation (“Hurricane”) as a platform development subsidiary.  Hurricane was formed to engage in global trading of in-demand resources between high growth markets such as Latin America and Asia and to seek to secure continuous long-term supply through strategic acquisitions in a diversified slate of natural resource projects.  Hurricane’s launch coincided with the signing of a Letter of Intent with a large Chinese steel manufacturer with a government approved import license seeking a long-term iron ore supply with an initial monthly requirement of up to 1.2 million metric tons.  In order to fulfill this long-term demand, Hurricane entered into negotiations for the acquisition of two properties, each estimated to contain significantly more than 500 million tons of iron ore reserves.  In the near term, Hurricane’s objective was to finalize a long-term purchase contract based on terms of LOI and to secure internal supply through the completion of at least one of its two acquisition targets.  In the near term, Hurricane anticipated securing multiple short-term Brazilian iron ore supplies and brokering initial shipments to China immediately creating positive cash flow.

On February 23, 2010, the Company consolidated of all finance subsidiary operations in the United States, Brazil and China under new wholly owned subsidiary, WorldVest Financial Corporation (“WV Financial”), strategically positioned to immediately capitalize on growth opportunities in these and other global financial markets.  The Company continued implementing the focused growth of WV Financial, while simultaneously building its platform development companies, WorldVest Korea Group and Hurricane Global Resources Corporation, through its equity development & asset management subsidiary, WorldVest Partners.

WV Financial sought to achieve significant growth within the Brazilian banking & finance sector with the pending launch of WorldVest Brasil Finance FIDC, a securitized credit receivables fund aimed at deploying capital into the Brazilian consumer finance and credit card markets.  WV Financial also worked toward finalizing the acquisition of a Brazilian multiple license commercial and investment bank, currently under Letter of Intent.

Additionally, WV Financial anticipated accelerated growth in its Chinese deal flow through its wholly owned Chinese financial advisory subsidiary, FutureVest Management (Shenyang) Co. Ltd., dba. China WorldVest Advisors, and the continued expansion of its U.S. corporate finance & advisory business.  Further, WV Financial looked to pursue additional banking & finance related M&A opportunities in the United States and Brazil.

Iron Mining Group, Inc.
(Formerly WorldVest, Inc.)
Notes to Combined Financial Statements
(Unaudited)

Note 12: Commitments and Contingencies (Continued)

On March 30, 2010, IMG signed a Joint Venture to launch its Chinese Iron Ore Sales Office in Tianjin, China.  Simultaneously, IMG announced the addition of Qianli Ma, as its Managing Director in charge of negotiating and managing all IMG’s relationships with the Chinese steel industry.  Mr. Qianli Ma has extensive experience and far-reaching relationships within this industry as well as within the state and federal governments of China.

Through the addition of its Chinese Sales office, IMG has begun assembling a consortium of steel producers and trading companies seeking to secure long-term supplies of iron ore.   In partnership with these buyers, IMG began evaluating opportunities to invest in and develop global reserve assets into producing iron ore mines for the benefit of the consortium. While pursuing its long-term mineral acquisition and development endeavors, IMG began sourcing interim supply and plans to broker iron ore transactions on behalf of its buyers.

On April 5, 2010, IMG announced today that it secured its first iron ore purchase contract from a prominent Chinese commodities import and trading company (the “Buyer”).  Through this contract, the Buyer agreed to purchase up to 12 million metric tons of iron ore annually from IMG, with an annual current market value of $1.4 billion USD.  Through its broad relationships in Latin America, IMG began sourcing available iron ore supplies to fulfill this contract with long-term plans to acquire and develop into production a slate of IMG owned iron ore reserve properties.

On June 17, 2010, IMG finalized two revised iron ore supply addendums with its buyer, Shandong Wanbao Group Co. Ltd. for the delivery of 3,300,000 Metric Tons of iron ore over the next 16 months.  These supplier addendums totaled $475 million over the 16-month period and delivery on these contracts was set to start by the 4th quarter of 2010.

On July 1, 2010, IMG agreed to transfer its 100% shares in FutureVest Management (Shenyang) Co. Ltd. To The WorldVest Fund in exchange for the agreement to assist in the acquisition of 99.9% of CIM, which was signed on July 6, 2010.

On July 6, 2010, IMG signed a Letter of Intent (“LOI”) to acquire 99.9%% of the shares of Chile Inversiones de Minerales, Ltda. a Chilean mineral investment and mining company (“CIM”).

On August 27, 2010, IMG initiated the acquisition of 99.9% of CIM (announced as an LOI on July 6, 2010) by issuing 32,000,000 shares of common stock and warrants to purchase 7,500,000 shares of the Company’s Common Stock exercisable as follows: 1,500,000 shares at USD $2.00 per share, 3,000,000 shares at $3.50 per share, and 3,000,000 shares at $5.00 per share.  On November 19, 2010 this transaction was closed and as such closed all conditions for final payment on the acquisition of CIM.

On September 27, 2010 as part of the original CIM acquisition, IMG announced a renegotiated LOI to acquire controlling interest in a company called Cruz Grande, S.A.  CIM will initially acquire 50% interest and will have a $1 option based on certain conditions to acquire another 20% of the equity in Cruz Grande, S.A.

Iron Mining Group, Inc.
(Formerly WorldVest, Inc.)
Notes to Combined Financial Statements
(Unaudited)

Note 13: Subsequent Events

On October 15, 2010, the Company completed its name change from WorldVest, Inc. to Iron Mining Group, Inc. and on November 10, 2010, the Company received its new trading symbol, IRNN, as its common shares continued to trade on the Over the Counter Bulletin Board Market.  With its name change now complete, the Company’s brand and business is moving toward a greater focus on the acquisition and development of iron ore properties on a global basis in order to meet the growing demand from our established Chinese buying clientele.

On November 19, 2010, upon the completion and closing of the CIM investment in Cruz Grande, S.A., the Company issued 32,000,000 shares and warrants finalizing all final conditions for full payment on the acquisition of CIM which includes ownership of all three mining properties and two port development projects.  This final payment was based on the November 19, 2010 closing by CIM for the final acquisition of 50% of Cruz Grande with an option to increase its equity interest to 70% giving CIM full controlling interest in Cruz Grande, S.A. and its La Serena Beach Mine and two new port development projects in the Coquimbo region of Chile.  The 32,000,000 shares and the 7,500,000 warrants were issued to CIM Minerals, S.A. with the exercise price as follows: 1,500,000 at $2.00; 3,000,000 at $3.50; and 3,000,000 at $5.00.

Further, on November 19, 2010, The WorldVest Fund, S.A., which already held controlling interest in Iron Mining Group has completed the acquisition of 32,000,000 shares of Iron Mining Group Stock from CIM Minerals, S.A. in exchange for a $50,000,000 convertible promissory note allowing for the holders to effect conversion into The WorldVest Fund, S.A.  This note has no recourse on Iron Mining Group for any default that may occur in the future and is only secured by the assets of The WorldVest Fund, S.A.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and plan of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report.  Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements”.  Forward-looking statements may also be made in the Company’s other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and in other documents. In addition, from time to time, the Company, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Worldvest undertakes no obligation to update or revise any forward-looking statements.

Plan of Operations

During the next twelve months, we seek to continue to complete our transition from a global merchant bank to become a global iron ore mining & investment company with the mission to acquire and develop iron ore properties on a global basis.  We anticipate beginning production on the properties acquired within Chile Inversiones de Minerales, Ltda. and making initial deliveries against our existing Chinese iron ore sales contracts.  Subsequently, we anticipate beginning to execute our three year port & infrastructure investment & development plan to increase our monthly export capacity to both accommodate our available monthly mining production and to satisfy our established buying demand.

We also plan to raise up to USD $10 million in new capital into the Company through a Regulation D private placement offering, which was launched in November 2010 in conjunction with the Company’s investment banker and lead underwriter, Sunrise Securities Corp. (“Sunrise”).  This financing is planned to be the first of a series of debt and equity financings raised in partnership with Sunrise including a targeted $50 million dollar institutional raise in the coming year to finance our continued and expanding operations.

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

Results of Operations

For the nine months ended September 30, 2010, we had revenue of $393,279. Total expenses for the nine months ended September 30, 2010, totaled $1,251,868 resulting in a net operating loss of $858,589. Total expenses of $1,251,868 for the period consisted of $462,477 for general and administrative expenses, $109,813 in executive management expenses, $25,231 for rent expense, $4,347 for depreciation expense and a $650,000 write-down on Investment.  Additionally, we had other income of $0, a gain on transfer of investment of $35,152 and interest expense of $166,733 for the nine months ended September 30, 2010.

For the nine months ended September 30, 2009, we had revenue of $36,371.  Total expenses for the nine months ended September 30, 2009 totaled $959,906 resulting in a net operating loss of $923,535. Total expenses of $959,906 for the period consisted of $134,902 for rent expense, depreciation expense of $2,962 and $822,042 for general & administrative expenses. Additionally, we had other income of $42,516 and interest expense of $508,476 for the nine months ended September 30, 2009.

For the three months ended September 30, 2010, we had revenue of $25,604. Total expenses for the three months ended September 30, 2010, totaled $939,078 resulting in a net operating loss of $939,980. Total expenses of $39,078 for the period consisted of $195,686 for general and administrative expenses, $90,154 in executive management expenses, $1,789 for rent expense, $1,449 for depreciation expense and a $650,000 write-down on Investment.  Additionally, we had other income of $0, a gain on transfer of investment of $35,152 and interest expense of $61,658 for the three months ended September 30, 2010.

For the three months ended September 30, 2009, we had revenue of $9,051.  Total expenses for the three months ended September 30, 2009 totaled $339,035 resulting in a net operating loss of $721,524. Total expenses of $339,035 for the period consisted of $46,070 for rent expense, depreciation expense of $1,289 and $291,676 for general & administrative expenses. Additionally, we had other income of $10,547 and interest expense of $402,087 for the three months ended September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had $2,128 in cash, $346,550 in total assets and $2,528,711 in total current liabilities.  Our current liabilities exceed our current assets by $2,200,031 as of September 30, 2010.

We believe we can satisfy our cash requirements for the next twelve months with our current cash, expected revenues and continued funding from our related parties.  However, completion of our plan of operation is subject to attaining adequate revenue and additional financing.  We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our profit, revenue, and growth goals.

We are in the transition from operating as a global merchant bank under the name and brand of WorldVest to a more focused global iron ore mining and investment company under the new name of Iron Mining Group.  This transition should be fully completed by December 31, 2010 following the November 19, 2010 final closing of the acquisition of Chile Inversiones de Minerales, Ltda.

We anticipate that our new operational and general & administrative expenses for the next 12 months will grow as we build our focus on the acquisition and production of iron ore.  We do anticipate the ongoing purchase or sale of any equipment in order to carry out our mining operations and we do expect any significant additions to the number of employees.  The foregoing represents our best estimate of our cash needs based on current planning and business conditions.  The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our iron ore mining plan focused on the creation additional iron ore revenue.

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

Investments in Companies Accounting for Using the Equity or Cost Method

Investments in other entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company’s ability to exercise significant influence over the operating and financial policies of the investee. Investments of this nature are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of investment. In accordance with ASC 323, “Investments-Equity Method and Joint Ventures, when net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company’s share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. When an investment accounted for using the equity method issues its own shares, the subsequent reduction in the Company’s proportionate interest in the investee is reflected in income as a deemed dilution gain proportionate interest in or loss on disposition. The Company evaluates its investments in companies accounted for by the equity or cost method for impairment when there is evidence or indicators that a decrease in value may be other than temporary.

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

In addition to this revenue it is anticipated that in the first quarter of 2011 the Company will recognize revenue from the sale of iron ore against its purchase contracts from its two customers in China.  Revenue from the sale of iron ore will be recognized at the time the product is loaded on a ship and said ship leaves port.  All payments for product will be made through a letter of credit, which will be drawn against at the time ship is loaded and leaves port.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On October 15, 2010, the Company was served by plaintiff Mr. Sterling Pardoe McGregor, individually, for a wrongful termination of employment by a former contract consultant of a related entity to the Company with additional claims of trading loses of an account that was not related to the Company, but associated by related parties and contracts.  Private Placement Exchange Services, Inc. defined Benefit Pension Plan was named as an additional secondary defendant. The Company believes that this lawsuit has no basis and at no time was the contactor every contracted, paid or associated with the Company, but was associated as a contractor with other WorldVest branded entities and as such has added the Company as a defendant.  The Company plans to rigorously defend itself against this claim and will file a demurer to have this action thrown out by the court.

The Company believes that this litigation has no merit and will have no material adverse effect on our financial condition or results of operations. Besides the above action there are no other actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2010 that were not otherwise disclosed on a Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

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

IRON MINING GROUP, INC.

Date: November 22, 2010	By:	/s/ Garrett K. Krause
Garrett K. Krause
Chief Executive Officer