Form 10-K
period 2010-12-31
IRON MINING GROUP, INC.
filed 2011-04-19
CIK 1416712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

   ☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

(646) 389-3070
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of June 30, 2010, based upon a closing price reported for such date on the OTC Bulletin Board of $0.95, was $13,300,000.

As of April 19, 2011, the registrant had 91,743,164 shares of its common stock issued and 69,743,164 outstanding.

PART I

ITEM 1.      BUSINESS

Description of Business

Iron Mining Group, Inc. (“IMG” or the “Company”) was organized on September 17, 2007, under the laws of the State of Florida.  IMG is a global iron ore mining company with its initial focus in Latin America. The Company participates in the global iron ore market through the acquisition and development of strategic properties and reserve assets, with current iron ore operations in Chile and new operations in Mexico. The Company’s common shares are currently quoted on the OTC Markets OTCQB under the symbol “IRNN.”

The Company has entered this marketplace at a time when the world’s largest iron ore consumer, China, seeks to alter the status quo by shifting power away from the traditional iron ore producers.  Leading the way in the iron ore markets, China has continued to emerge as a dominant force with overwhelming demand for this steel-making raw material.  IMG is positioned to emerge as a key partner and solution provider to Chinese steel groups, having assembled a team of senior steel industry professionals in China to continue developing its relationships with buyers and investment partners in this critical market.  The Company has signed two multi-year, multi-billion dollar iron ore off-take agreements with Tianjin Bohai Steel Group, China’s 7th largest consolidated steel group, and Shandong Wanbao Group Co., Ltd., a leading Chinese import company (each a “Buyer” and collectively, the “Buyers”).  Collectively, the Buyers have agreed to purchase up to 15,000,000 metric tons of iron ore per year for five or more years.  These direct iron ore contracts represent a significant source of power for the Company as it seeks to complete acquisition and joint venture transactions throughout Latin America.

IMG is working diligently to deliver its first shipment of iron ore to its Chinese Buyers.  The Company seeks to accomplish this business objective as well as hopes to elevate the listing of its common stock to a senior exchange, such as the NYSE Amex Equities or NASDAQ Capital Market in the near future.

Iron Ore Cluster Growth Plan

Due to the enormous volumes of material involved in the successful mining and exportation of iron ore, logistics and infrastructure play an essential role in determining the success of any project or company. As IMG has advanced in Chile and Mexico, the importance of existing infrastructure and the ability to develop and expand infrastructure capacity in the future has shown to be of paramount importance. Very simply, logistics can make or break the success of any mining project. Accordingly, the Company plans to identify, acquire and develop iron ore properties within proximity to existing and future port sites such that, at all times, production is sufficient to maximize the available regional export capacity. The Company has named this plan the Iron Ore Cluster Development & Expansion Plan, with each of these regional groups of mines hereafter referred to as a “cluster.” Cluster locations shall be selected based on a number of strategic factors, such as projected port growth, regional political landscape, community involvement and temperament, and economic growth forecasts, to name a few. IMG is actively developing four (4) Iron Ore Clusters in Mexico and three (3) in Chile, with each Cluster having at least one current port and one current IMG portfolio or target mining project. In Mexico, IMG is developing: (i) Sonora Iron Ore Cluster; (ii) Sinaloa Iron Ore Cluster; (iii) Manzanillo Iron Ore Cluster; and (iv) Lazaro Cardenas Iron Ore Cluster. In Chile, IMG is developing: (i) Antofogasta Iron Ore Cluster; (ii) Atacama Iron Ore Cluster; and (iii) Coquimbo Iron Ore Cluster.

Minera Iron Mining Group Chile, Ltda.

On November 19, 2010, the Company completed a performance-based stock acquisition of 100% of the stock of CIM Mineral Investors, S.A. which is the 99.9% owner of Minera Iron Mining Group Chile, Ltda. (“IMG Chile”, formerly Chile Inversiones de Minerales, Ltda.), a Chilean iron ore mining company with experienced management and a substantial portfolio of iron ore deposits in Chile.  IMG Chile currently holds the mineral rights to three iron ore properties in the Chile’s II, III & IV Regions.  The Company has named these properties the “Tocopilla Iron Sands Mine” (Region II), “Atacama Desert Iron Ore Mine” (Region III), and the “La Serena Iron Sands Mine” (Region IV), respectively.  IMG Chile has established agreements to utilize regional ports adjacent to each project to load and deliver ships of 30,000 to 50,000 metric tons capacity.  IMG Chile has signed additional investment letters of intent to acquire additional iron ore deposits while it increases its shipping logistics infrastructure with an aggressive port expansion plan throughout the country.

Chile Cluster Growth Plan:  In Chile, IMG is focusing on the development of mining projects for its own portfolio and has laid out a plan aimed at achieving both limited production & export in the short term and also significant reserve and production growth over the long term, with these opportunities falling into two distinctly different areas: (i) desert iron sands and bedrock projects, of which it has one 18,000 acre project and several target opportunities under evaluation; and (ii) ocean iron sands projects, of which it has two beachfront projects within its portfolio with plans to secure numerous additional marine concessions on Chile’s northern coast.

(i)
Desert iron sands projects: This project type is advantageous in its reduced timeline for obtaining all necessary governmental project commercialization approvals due to remoteness from populated areas and thus its limited environmental impact.   Further, IMG’s largest customer, Tianjin Bohai Steel Group has expressed tremendous interest in the iron ore from projects of this type, pledging significant financial support in their development and heightening IMG’s near-term focus in this area.  IMG is currently completing final drilling and project engineering studies ahead of planned mining beginning in the third quarter of 2011, while also seeking to acquire additional regional desert concessions; and

(ii)
Ocean iron sands projects: IMG is currently navigating the 12-15 month marine concession and ocean environmental approval application process before accessing the vast, rich iron ore deposits believed to be located along the ocean floor along a tectonic fault line and volcanic hotbed immediately off Chile’s coast.  Applications are in process for each of the Company’s two current coastal projects.  There is precedent in place for obtaining these permits, as they have historically been granted to gold mining operations, however not yet for iron ore.  IMG is actively applying for additional marine concessions in the regions of its existing beach iron sands projects and aims to extend its existing beach concessions further inland by securing additional existing but unexploited adjacent concessions.

Atacama Iron Ore Cluster

Port of Caldera: This medium size port located in Chile’s third region, Atacama, is privately owned and under contract for use by IMG Chile.  Due to the size of the port and the depth of the channel, the maximum size vessel that Caldera can accommodate is a “Handymax” or 50,000 metric ton vessel.  Based on current usage, the port can accommodate an additional five (5) 50,000 metric ton ships (Handymaxes) per month for IMG Chile (totaling 250,000 metric tons per month).

Port of Barquito: This medium size port located in Chile’s third region, Atacama, is privately owned and currently not being utilized.  IMG is currently negotiating with the owners to resume operations of this facility for exclusive use by the Company – nominal refurbishment will be required to resume operations.  The size of the port and the depth of the channel sufficient to accommodate a “Handymax” or 50,000 metric ton vessel.  Anticipated loading rates would potentially allow IMG Chile to load five (5) 50,000 metric ton ships per month for (totaling 250,000 metric per month).  IMG Chile aims to have the Barquito Port operational in time for its initial shipments of iron ore from the Atacama Cluster in 2011.

Atacama Desert Iron Ore Mine:  The IMG Chile Atacama Desert Iron Ore Mine is a collection of 40 mineral exploration concessions spanning more than 18,000 acres in the “iron belt” of Chile’s Atacama Desert.  Within the property, iron ore is known to be distributed across three different physical forms, which, in order of ease of exploitation, are (i) iron sands, (ii) crushed surface “granza” rocks and (iii) bedrock “vein” formations.  We are currently beginning a strategic exploration and drilling campaign as we prepare to begin iron sands production in 2011.  This property is thought, based on preliminary geological estimates, to contain approximately 40 million metric tons of high-grade recoverable “≥64.5% Fe” iron ore within the surface “iron sands.”  Furthermore, based on initial magnetic imaging surveys, it is thought that the unexplored mountainous bedrock formations within the property contain substantial quantities of recoverable iron ore.

The Company is currently beginning a strategic exploration and drilling campaign on the concessions already in its portfolio as it prepares to begin iron sands production in 2011.  IMG will begin by launching a pilot sands separation plant in the second half of 2011, with production capacity of 5,000 metric tons per month.  The Company looks to enter full-scale commercial production in 2012, with an anticipated average monthly output of 100,000 metric tons.

Coquimbo Iron Ore Cluster

Port of Coquimbo: This medium size port located in Chile’s fourth region, Coquimbo, is publicly owned and available for use by IMG Chile.  Due to the size of the port and the depth of the channel, the maximum size vessel that Caldera can accommodate is a “Handysize” or 30,000 metric ton vessel.  Based on current usage, the port can accommodate an additional five (5) “Handysize” ships per month for IMG (totaling 150,000 metric tons per month, expandable up to 240,000 metric tons per month based on infrastructure enhancements).

La Serena Iron Sands Mine:  IMG Chile currently owns 50% of the La Serena Iron Sands Mine project along the northern border of Chile’s fourth region, Coquimbo – an increase to 70% ownership is set to occur in the near future based on repayment of pre-existing contingent debt through iron ore revenues.  The project includes an existing mineral exploitation concession and a pending marine exploration concession.  Based on studies completed by the University of Santiago in 2009, the property is believed to contain up to 66,500,000 metric tons of recoverable high-grade iron ore located within the sands along the beach and on the adjacent ocean floor – access to which is subject to the Company receiving approval of a proposed marine concession.  The previous owners of this property were operating without the necessary environmental approvals and were thus prohibited from mining further.  IMG Chile is actively working to restore this project to good standing in the eyes of the local government and community.  Recently amended environmental regulations have dictated that we begin our mining activity on the beach in the area above the high-tide line, with the areas below the high tide line and out onto the ocean floor to follow.  The Company is beginning a strategic exploration and drilling campaign and preparing to begin iron sands production summer 2011.

Antofogasta Iron Ore Cluster

Port of Tocopilla: This medium size port located in Chile’s second region, Antofogasta, is privately owned by Soquimich Comercial S.A. (a Chilean hydrothermal company exporting sodium & potassium nitrate).  Due to the size of the port and the depth of the channel, the maximum vessel that Tocopilla can accommodate is a “Handysize” or 30,000 metric ton vessel.

The port is available for use by IMG and management is currently negotiating a usage agreement.  Based on current usage, the port can accommodate an additional four (4) 30,000 metric ton Handysize ships per month (totaling 120,000 metric tons per month, expandable up to 240,000 metric tons per month based on infrastructure enhancements).

Tocopilla Beach Iron Sands Mine:  IMG Chile is actively working with the local municipalities in the city of Tocopilla in Chile’s second region, Antofogasta, to finalize the details of a proposed project to clean a contaminated beach adjacent to a local mineral port.  The beach in question, which spans two kilometers by one half kilometer, contains rich natural iron ore deposits in its iron sands.  Based on preliminary geological estimates, the property is thought to contain approximately 5,700,000 metric tons of recoverable iron ore within the beach sands and 40,000,000 to 80,000,000 metric tons along adjacent ocean floors soon to be secured with a marine concession.  It is our goal to begin iron ore production by 2012.

Hierro IMG Mexico, S.A.

IMG has come to recognize Mexico as an under-developed and fragmented iron ore market similar to Chile with the potential to achieve greater prominence in the global seaborne trade of iron ore.  The Company has established an operating subsidiary, Hierro IMG Mexico, S.A. de CV (“IMG Mexico”) and assembled an on-the-ground management team to lead the day-to-day operations, setting aggressive growth targets for 2011 and afterward.  In Mexico, IMG is seeking opportunities to leverage its direct Chinese iron ore sales agreements, pending equipment financing lines and its status as a publicly listed U.S. company to position itself as a solution provider to undercapitalized and resource-deficient junior miners without viable alternatives for successfully developing and exploiting their iron ore assets.  The Company has established a market entry plan consisting of three types of potential transaction structures:

(i)
IMG Co-OP Patio:  The first type of structure IMG will pursue in Mexico will be the Cash Co-Op Patio. In these cases, the Company will enter into short and long-term contracts with many junior miners allowing IMG to purchase either finished crushed goods ready for export or raw iron ore material that needs crushing and separation.  The Company will pay cash for this product while having no financial investment or ongoing operating risk. On its patio(s) IMG will have crushing and magnetic separation equipment to produce finished iron ore, which we be loaded onto ships and export to China.  IMG has hired a knowledgeable and experienced Mexican production and quality control manager to run the first patio facility in Manzanillo, Mexico and aims to buy its first iron ore in the second quarter of 2011.

(ii)
Joint Venture Investment with Exclusive Supply Agreement:  This program is setup such that IMG Mexico will advance machinery and working capital to select junior minors.  Most importantly, within each transaction of this type, the Company will secure exclusive right to 100% of a mine’s production many years into the future for very little upfront cost, allowing IMG to manage its own long-term sales agreements with its Chinese Buyers.  This program allows IMG to quickly recoup its initial investment while getting access to long-term supplies of iron ore at lower fixed prices.  The Company has signed two transactions of this type and has several additional opportunities under negotiation.

(iii)
Mine Acquisition & Development:  Similar to the Company’s activities in Chile, IMG will take select opportunities to acquire and develop its own iron ore mines in Mexico.  With this type of transaction, the Company will secure long-term reserves and be in direct control of mine operation.  In such transactions, IMG anticipates booking reserves as assets and mining iron ore for a lower cost than in either of the above transaction structures.

Manzanillo Iron Ore Cluster

Port of Manzanillo: This publicly owned port is located in the city of Manzanillo, Colima, Mexico.  Due to the size of the port and the depth of the channel, the maximum size vessel that Manzanillo can accommodate is a 100,000 metric ton “Mini-Cape” vessel.  Based on current usage, the port can accommodate up to three (3) additional Mini-Capes per month for IMG (totaling 300,000 metric tons per month).  Alternatively, IMG can load and export up to five 70,000 metric ton Panamax vessels per month, at a marginally greater cost per metric ton.

Sinaloa Iron Ore Cluster

Port of Topolobampo: This publicly owned port is located in the city of Los Mochis, Sinaloa, Mexico.  Due to the size of the port and the depth of the channel, the maximum size vessel that Manzanillo can accommodate is a 50,000 metric ton “Handymax” vessel.  Based on current usage, the port can accommodate up to ten (10) additional such vessels per month for IMG (totaling 500,000 metric tons per month).  Alternatively, IMG can partially load 70,000 metric ton vessels with 50,000 metric tons and send them south to the port of Manzanillo for further loading.

Sonora Iron Ore Cluster

Port of Guaymas: This publicly owned port is located in the city of Guaymas, Sonora, Mexico.  Due to the size of the port and the depth of the channel, the maximum size vessel that it can accommodate is a 60,000 metric ton “Panamax” vessel.  Based on current usage, the port can accommodate up to six (6) additional such vessels per month for IMG (totaling 300,000 metric tons per month).  Alternatively, IMG can partially load 70,000 metric ton vessels with 50,000 metric tons and send them south to the port of Manzanillo for further loading.

Lazaro Cardenas Iron Ore Cluster

Port of Lazaro Cardenas: This publicly owned port is located in the city of Lazaro Cardenas.  Due to the size of the port and the depth of the channel, the maximum size vessel that it can accommodate is a 50,000 metric ton “Handymax” vessel.  Based on current usage, the port can accommodate up to four (4) additional such vessels per month for IMG (totaling 200,000 metric tons per month).  Alternatively, IMG can partially load 70,000 metric ton vessels with 50,000 metric tons and send them north to the port of Manzanillo for further loading.

Summary

In its four current Mexico Iron Ore Clusters, IMG has begun establish its cash iron ore buying Co-Op patios with supply agreements currently being negotiated at the ports of Topolobampo and Manzanillo.  Further, the Company has already signed Letter of Intent for Investments in iron ore projects in its Sonora and Manzanillo Clusters, establishing a path to long-term, scalable production in these regions.  With the availability of existing port loading capacity in this market and additional projects under negotiation, IMG aims to begin exporting iron ore from Mexico to China in the second quarter of 2011, generating immediate cash-flow, with a steady increase in monthly export volumes and resulting earnings to follow this seminal first shipment.

ITEM 1A.   RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2.      PROPERTIES

The Company’s principal executive office is located at 295 Madison Ave., 12th Floor, New York, NY, 10067.  The office has a monthly lease rate of $2,000.  The Company has an additional office in Marina Del Rey, CA.  The monthly lease rate is $3,500 per month and is paid to a related party.  The Company leases an additional property in the City of Manzanillo, State of Colima, Mexico, at a monthly lease rate of $4,900 per month.  The Company leases an additional property in Santiago, Chile, at a monthly lease rate of $1,000 per month.  All leases are month-to-month and can be terminated with a 30-day notice.

ITEM 3.     LEGAL PROCEEDINGS

On October 15, 2010, the Company was served by plaintiff Mr. Sterling Pardoe McGregor, individually, for a wrongful termination of employment by a former contract consultant of a related entity to the Company with additional claims of trading losses of an account that was not related to the Company, but associated by related parties and contracts.  Private Placement Exchange Services, Inc. defined Benefit Pension Plan was named as an additional secondary defendant. The Company believes that this lawsuit has no basis and at no time was the contactor ever contracted, paid or associated with the Company, but was associated as a contractor with other WorldVest branded entities and as such has added the Company as a defendant.  The Company has filed an answer to this complaint and plans to rigorously defend itself against this claim.

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

Other than the matter outlined above, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.     (REMOVED AND RESERVED)

PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our common stock was quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “CTLV” beginning in January 17, 2008, and under the symbol “WOVT from July 23, 2009 to November 10, 2010, where it began trading on the OTCBB and the OTCQB under the symbol “IRNN”.  On February 23, 2010, the Company dropped its listing from the OTCBB and now trades exclusively on the OTCQB.

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

Quarter ended	High	Low
March 31, 2011	$2.04	$1.70
December 31, 2010	$2.13	$1.80
September 30, 2010	$2.13	$0.95
June 30, 2010	$1.95	$0.95
March 31, 2010	$2.03	$1.25
December 31, 2009	$2.10	$1.40
September 30, 2009	$2.10	$1.90
June 30, 2009	$2.05	$0.01
March 31, 2009	$0.01	$0.01

(b) Holders

There are approximately 100 shareholders of our common stock and each shareholder of our common stock is entitled to one vote for each share on all matters submitted to a stockholder vote.

(c) Dividends

Since inception we have not paid any cash dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

The Company’s 4,000,000 outstanding shares of preferred stock currently have a 9% dividend that is paid quarterly by the issuance of 90,000 shares of common stock.  This dividend is booked at the average price of the common stock during each quarter.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our board of directors may deem relevant.

(d) Securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information

The following table sets forth certain information as of April 19, 2011, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	_________________	_________________	_________________
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	7,500,000	$2.00	7,500,000
Plans approved by
Security holders

Equity compensation	None
Plans not approved
By security holders

Recent Sales of Unregistered Securities

During 2010, the Company issued 763,572 shares of the Company’s common stock in the aggregate.

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

Plan of Operations

We progressed tremendously as the Company continues to execute its business plan in 2011, progressing IMG in the Mexican and Chilean iron ore markets, while developing strong iron ore buying relationships. We continue to take incremental steps forward on all of our projects and set a foundation for the next several years while striving to secure additional high-quality iron ore projects in multiple markets on favorable terms. During the past 12 months, we have been able to attract a team of specialized individuals to guide IMG through the remainder of the development stage as we enter to commercial iron ore production and revenue growth. The current plan will be to pursue various property acquisitions aimed at the consistent growth in monthly iron ore exports to China.

We believe that we have an enormous opportunity, in both Mexico and Chile, to cement our position as a significant market participant in these next big global iron ore producing countries. In the near term, we remain highly-focused on generating cash flow and subsequent earnings growth through loading and exporting the first shipload of minerals from our Mexico Co-Op and Joint Venture projects. In parallel, over the next twelve 12 months, we plan to continue developing our existing mine development projects in both markets toward commercial production, while also acquiring additional strategic iron ore assets with the consolidated goal of maximizing both earnings per share and the net asset value of our investment portfolio.

Currently, due to differences in market regulatory environments and project financing requirements, our portfolio mining projects in Mexico are positioned to reach commercial production within a shorter timeline than those in Chile.  The Chilean market remains an integral component of the long term value proposition of IMG, however based both on the identification of competing opportunities in other markets as well as differences in the regulatory processes in Chile’s market, its emphasis and development timeline have been adjusted accordingly.  We are confident that this modification will prove highly beneficial to the Company and its shareholders.

Within IMG Mexico, we are aiming to develop our four existing iron ore Clusters; Sonora, Sinaloa, Manzanillo and Lazaro Cardenas, to grow monthly production and export rates to utilize all available port loading capacity. We hope to begin exporting iron ore purchased through our Co-Op Patios, initially in Manzanillo and Sinaloa, with similar operations to follow in Sonora and Lazaro Cardenas. Thereafter, we aim to finalize the relevant mining and environmental approvals required to begin mining activities on the properties within our pending joint ventures with a goal of regular monthly production in the second quarter of 2011.

Within IMG Chile, we aim to develop our four existing iron ore Clusters, in order of initial emphasis, Atacama, Coquimbo and Antofagasta, to grow monthly production and export rates such that we utilize all available port loading capacity.  Shortly thereafter we aim to begin the execution of a port development and expansion initiative with financial and technical support pledged by our Chinese partners and additional financing planned to be sourced through our existing and future institutional investment partners. We aim to begin production on our Atacama Desert Iron Ore Mine project with the construction of a pilot mineral separation plant in the second half of 2011.  Assuming successful execution and refinement of this preliminary mining plan, we aim to ramp to full-scale commercial production initially of 100,000 metric tons per month in early 2012. Simultaneously, we aim to continue the application process for obtaining marine concessions for each of our current ocean iron sands mining projects, the La Serena Iron Sands mine in the Coquimbo Cluster and the Tocopilla Iron Sands Mine in the Antofagasta Cluster. Upon the granting of these concessions, estimated to occur in early 2012, we aim to install specialized wet magnetic separation machinery provided by our Chinese partners and begin initial commercial production initially from each of these projects by the end of the third quarter of 2012.

Furthermore, we aim to complete negotiations currently underway with additional mine acquisition and joint venture targets in both Mexico and Chile during the coming months, increasing our portfolio iron ore deposits with the goal of delivering ever-increasing monthly quantities of iron ore against our current maximum monthly buying commitment of 1,500,000 metric tons, established by our initial two Chinese off take agreements.  Finally, we aim to complete comprehensive JORC-compliant geological studies on each of our portfolio properties to prove existing mineral resources and enable us to book the full value of these assets on our Company’s balance sheet.

During the remainder of 2011 and into 2012, we hope to guide Iron Mining Group through the following key milestones:

•	Close equipment credit lines and follow-on equity financing transactions as necessary to achieve established production goals;

•	Complete exploration and enter exploitation (commercial production) for all current projects with the goal of regular monthly iron ore exports from each of our seven (7) initial iron ore Clusters;

•	Make additional strategic acquisitions in both Mexico and Chile to fuel the growth in each of IMG’s seven current Latin American iron ore Clusters.

•	Submit application for listing of the Company’s common stock on the NYSE Amex Exchange.

We plan to raise a minimum of USD $10 million in new capital into the Company through a Regulation D private placement offering, which we anticipate opening on April 21, 2011. The Company is hopeful to secure additional financial and operational resources from our Chinese steel group and institutional investment partners. Their involvement and endorsement further confirms our belief that the Company is in the right market, at the right time, and has assembled a strong portfolio of iron ore properties.

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

Results of Operations

For the year ended December 31, 2010, we have no iron ore mining related revenue. Total expenses related to the development of our iron ore business for the year ended December 31, 2010, totaled $1,402,856 resulting in a loss of $1,402,856.  Total expenses of $1,402,856 for the period consisted of $942,584 for general and administrative expenses, $127,195 for investment banking expense, $201,406 for executive management compensation, $33,849 for rent expense, $94,925 derivative expense and $2,898 for depreciation expense.  Additionally, we had interest expense of $382,936 consisting of interest to related parties of $218,710, non-related parties of $29,464 and interest expense of $134,762 related to debt discount for the year ended December 31, 2010.

For the year ended December 31, 2009, we had no iron ore mining related revenue.  Total expenses for the year ended December 31, 2009, totaled $342,635 resulting in an operating loss of $342,635.  Total expenses of $342,635 for the period consisted of $106,078 for executive compensation, $161,335 for general and administrative expenses, $2,898 for depreciation expense, and $72,324 for rent expense.  Additionally, we had interest expense of $803,161 to related parties and no interest expense to non-related parties for the year ended December 31, 2009.

As described above, for the year ended December 31, 2010, we accounted for the merchant banking and consulting divestiture as “discontinued operations.” We wrote off all of our trade receivable assets of $323,430 related to the merchant banking and consulting operations, and recorded a net loss on discontinued operations of $743,431.

For the year ended December 31, 2009, we accounted for the merchant banking and consulting divestiture as “discontinued operations.”  We recorded a net loss on discontinued operations of $988,283.

As a result of the above, our consolidated net loss, including discontinued operations, for the year ended December 31, 2010 was $2,529,223, as compared to a consolidated loss of $2,134,078 for the year ended December 31, 2009.

Liquidity and Financial Condition

As of December 31, 2010, we had $2,597,486 in cash, $2,891,706 in total current assets and $4,505,798 in total current liabilities.  Our current liabilities exceeded our current assets by $1,614,092 as of December 31, 2010.

Also, at December 31, 2010, we had recorded $1,646,985 of long-term liabilities from discontinued operations.

We believe we can satisfy our cash requirements for the next twelve months with our current cash, expected iron ore revenues and continued funding from our majority shareholder, IMG Stock Holdings, S.A. dba Javalon. However, completion of our plan of operation is subject to attaining adequate revenue and additional financing.  We cannot assure investors that adequate revenues will be generated.  In the absence of our projected revenues, we may be unable to proceed with our plan of operations.  Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our profit, revenue, and growth goals.

Per the Company’s Current Report on Form 8-K, dated August 27, 2010, and further amended on November 19, 2010 and March 31, 2011, the Company entered into a share exchange agreement for the purchase of 100% equity in CIM Minerals Investors, S.A., which owns 99.9% stock ownership interest in Minera Iron Mining Group Chile, Ltda., a Chilean iron ore mining company (“IMG Chile”, formerly and at the time of this transaction know as Chile Inversiones de Minerales, Ltda.).  With the acquisition of IMG Chile, we added to our portfolio the mineral rights to multiple iron ore reserves within Chile’s Second, Third Regions and Fourth Regions, as well as critical contracts to utilize midsized regional ports adjacent to these reserve projects.  We continue to work to develop these various iron ore mining opportunities along with complementary port and logistics infrastructure in Chile.  In Chile, we employ only one (1) full-time employee, with additional contractors hired from time to time as necessary to provide specific professional or technical services.  Finally, we maintain an office and consolidated living space in Santiago, Chile, for use by management when in the country.

Subsequently, upon entering multiple mine development joint ventures in Mexico, the Company opened an office and consolidated living space in Manzanillo, Mexico for use by management when in the country.  The Company currently employs ten (10) individuals in Mexico, with additional contractors hired from time to time as necessary to provide specific professional or technical services.

Per the Company’s Current Report on Form 8-K, dated December 27, 2010, the Company received convertible financing of $3,300,000 to be used for the development of our existing and targeted iron ore projects in Chile and Mexico.  We anticipate that our operational and general and administrative expenses for the next 12 months will be minimal and will be sufficiently accounted for through these funds.  While we anticipate the purchase or sale of significant equipment, we aim to secure outside financing for to fund these transactions.  We do not expect any significant additions to the number of employees.  The foregoing represents our best estimate of our cash needs based on current planning and business conditions.  The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

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

Business Combinations

During 2010, the Company transitioned from a global merchant bank to an iron ore mining company focusing on mining properties in Chile and Mexico.  The following acquisitions completed by the Company were all accounted for under the purchase method of accounting and, accordingly, their results of operations have been consolidated or combined in the Company’s financial statements since the respective dates of acquisition.

Revenue recognition

In 2011, the Company anticipates being able to recognize revenue from the sale of iron ore against its purchase contracts from its two customers in China.  Revenue from the sale of iron ore will be recognized at the time the product is loaded on a ship and said ship leaves port.  All payments for product will be made through a letter of credit, which will be drawn against at the time ship is loaded and leaves port.

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

Recent accounting pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2011-02 and believes that none of them will have a material effect on the company’s financial statements, except for the following.

In December 2010, the FASB issued ASU 2010-29 – “Business Combinations – Disclosure of Supplementary Pro Forma Information for Business Combinations”, ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.   Early adoption is permitted. The Company does not expect a material impact of adopting ASU 2010-29 on our financial position, results of operations or cash flows of the Company; however, it will affect the disclosures in the footnotes.

In December 2010, the FASB issued ASU 2010-28 - “Intangibles – Goodwill and Other—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”, ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2010.  Early adoption is not permitted. We are currently evaluating the impact of ASU 2010-28 on our financial position, results of operations or cash flows of the Company.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements, together with the independent registered public accounting firm's report, begin on page F-1, which appear at the end of this Annual Report.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is L.L. Bradford & Company, LLC, CPAs, independent certified public accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Management is responsible for establishing and maintaining adequate controls over financial reporting. The Company’s disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and may find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules13a-15(e)) as of December 31, 2010.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at a reasonable assurance level.  Management’s assessment identified the following material weaknesses:

•
As of December 31, 2010, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the SEC;

•
As of December 31, 2010, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and

•	As of December 31, 2010, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.  We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.  We plan to further address these issues once we commence operations and are able to hire additional personnel in financial reporting.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at April 15, 2011.  There is no family relationship between or among the nominees, directors or executive officers of the Company:

NAME	AGE	POSITION
Garrett K. Krause	45	CEO / Chairman
Richard Whelan	50	Executive Vice President - Operations
Jorge Varela	52	Executive Vice President - Environmental Counsel
Conrad C. Chase	29	Vice President – Latin American Business Development
Michael Carney	28	Vice President – Business Development

The business background description of the officers and directors:

Mr. Garrett K. Krause, Chairman, Chief Executive Officer

Mr. Krause is currently the Chairman and Chief Executive Officer of Iron Mining Group, Inc.  He has served in such role since November 2008.  As the Company’s Chief Executive Officer, Mr. Krause will oversee all aspects of the company operations including the two operating subsidiaries in Mexico and Chile.  For over 25 years Mr. Krause has acted as an entrepreneur, investor and dealmaker, participating in over 50 global transactions in both private and public companies in domestic and international markets.  Prior the Company’s name change from WorldVest, Inc. to reflect the Company’s change in business direction, Mr. Krause’s responsibilities consisted of managing all merchant banking activities which included business development in the emerging markets of Brazil and Chile where he began initial investment in iron ore leading to the company becoming 100% dedicated to its iron ore business. Mr. Krause currently serves as the Managing Director of The WorldVest Fund which through its subsidiary IMG Stock Holdings, S.A. dba Javalon, which holds 80% of Iron Mining Group stock along with other numerous international business and investment holdings.  Mr. Krause also serves as CEO of WorldVest Equity, Inc. and Wilmington Rexford International, Inc.  Mr. Krause studied finance and accounting at the University of Calgary, Canada.

Jorge Luis Varela, JD, LLM, SJD, Executive Vice President & Environmental Counsel

Mr. Varela is a leading international environmental attorney with extensive experience in the Chilean market.  He has acted as counsel and consultant to many leading global mining companies such as Collhuasi, a copper company located in Northern Chile.  In this role he was engaged as an environmental advisor in 1994.  This was followed by a similar engagement with Plaerdom in 1995, a copper company also located in Norther Chile.  In 1999, Mr. Varela was engaged by Couerd’Alene, a Chilean gold company located in the South of Chile, followed by the Panama Government 2001-2002, where he wrote much of the Panamanian mining code and consulted with many of the new entrant companies to Panama in that time. and governments, including those of El Salvador, Nicaragua, Panama, Mexico, Bolivia, Brazil, Paraguay, and Peru while also having a notable career in academia.  Currently, Mr. Varela serves as the Senior and Founding Partner of Varela, Elsholz, Sorensen & Topali,LLP a Chilean-based international consulting firm specializing in environmental law and policy related to natural resources.  He has served in such role since [January of 2009].  Additionally, since June 2009, Mr. Varela has acted as counsel to (i) EELAW (Energy and Environmental Law, LLP) where he served as “off counsel,” an environmental and energy law firm, and (ii) Alliende, Villarroel, Lecaros & Eguiguren, LLP, a [Corporate firm specializing in corporate law, where Mr. Varela led the environment and mining and energy and international practices areas] firm.  Also, since January 2010, Mr. Varela has served as the Academic Director of the graduate program in environmental law at the Universidad del Desarrollo in Santiago, Chile.  From 2005 to 2008, Mr. Varela served as an international law advisor and of counsel to the law firm Urenda & Cia, LLP, in Santiago, Chile.

From July 2005 through December 2007, Mr. Varela served as an Adjunct Professor of U.S. Law and Conflicts of Law (Comparative Law), as well as a Professor of International and Comparative Environmental Law and Policy at the Universidad de Los Andes, the Universidad Católica, and the Universidad Gabriela Mistral.  In his various positions and firms, his prominent Chilean clients have included: Gasco, S.A. a large Chilean gas company; the Chilean National Commission on the Environment (CONAMA); Chilectra, S.A., a leading Chilean electric utility company; and the Office of the Solicitor General of Chile (Consejo de Defensa del Estado).

Mr. Varela's received his J.D. in from Pontificia Universidad Católica de Chile, Law School, Santiago, Chile, where he also received his B.A. and M.S. in philosophy.  Mr. Varela has been a member of the Chilean Bar Association since 1987. Thereafter he completed a diploma program on U.S. Law and American Legal Institutions at the University of Wisconsin, Madison and was a Fulbright Scholar, earning a Masters of International Legal Studies, concentrating on International Environmental Law, from American University, Washington College of Law. Additionally, he completed Doctoral Degree studies, with a concentration on International and Comparative Environmental Law and Policy at George Washington University, National Law Center.

Mr. Richard T. Whelan, Executive Vice President, Operations

Mr. Whelan currently serves as the Company’s Executive Vice President of Operations, where he is in charge of all iron ore logistics and international financial management.  He has served in such role as a consultant since September 2010.  Prior to his role at Iron Mining Group, Mr. Whelan served as Deputy Director for Raytheon Technical Services Company, as part of the ITAM-Army Support Operations and Multi-National Security Transition Team in Iraq.  In this role, he was responsible for supervising procurement and construction initiatives designed to generate and train Iraqi Army units at 13 Division Level Location Commands located throughout Iraq.  Throughout Mr. Whelan’s career, he has managed numerous multi-billion dollar budgets, including:

•
Provided systems analysis for $2 billion Iraqi Security Force Funds (ISFF) and a $2.6 billion Foreign Military Sales (FMS) Program including projects in construction, communications infrastructure, military force generation, and strategic security;

•
Supported the strategic initiatives within the Iraqi Ministry of Defense annual budget of $5.1 billion by working to integrate the processes of Requirements Generation, Budget Formulation, Acquisition, Life Cycle Management, and Financial Management;

•	Project Manager for $1 billion Navy Global Contingency Construction Contract;

•	Project Manager for $9 billion Army Field & Readiness Support Team Contract; and

•
Provided Planning, Programming, Budgeting & Execution System (PPBES) inputs for supporting Operations & Maintenance of 23 operational satellites from 6 Satellite Comm.  (SATCOM) programs with a total book value of $3.5 billion.

Mr. Whelan received his B.S. in Mechanical Engineering from the United States Naval Academy and his MBA from San Diego State University.

Mr. Conrad Chase, Vice President – Latin American Business Development

Mr. Chase currently serves as the Vice President of Latin American Business Development for the Company and is responsible for sourcing business opportunities internationally.  He has served in that role since September 2009, dividing his time living and working between Chile, Mexico and Brazil, developing new opportunities on behalf of the Company.  Prior to joining the Company, Mr. Chase served as a Associate Vice President of business development for Corporate Capital Group, LLC a California based boutique investment bank and prior to that started his career as in business development at Castle Arch Real Estate Investment Company, a Los Angeles based private equity real estate development firm, where he was responsible for investor relations..  Mr. Chase has extensive international experience doing business in North and South America as well as Asia.  He is fluent in Spanish, Portuguese, Italian and Korean.  He received his B.S. in International Studies from the University of Wisconsin-Madison.

Mr. Michael Carney, Vice President – Business Development

Mr. Carney currently serves as the Executive Vice President of Business Development of the Company, a role in which he has served since September 2009. Mr. Carney has been instrumental in the Company’s development within the U.S., China and Latin America.  Mr. Carney is responsible for identifying and analyzing new mine acquisition opportunities globally and working with the business development team on strategic acquisition and document preparation.  Prior to joining the Company, Mr. Carney served as the associated Vice President of Corporate Capital Group, LLC a California based boutique investment bank and prior to that started his career as in business development at Castle Arch Real Estate Investment Company, a Los Angeles based private equity real estate development firm, where he was responsible for developing capital raising materials.  Mr. Carney received his B.S. in Chemical Engineering from the University of California-Santa Barbara and is conversationally proficient in Korean.

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

Involvement in Certain Legal Proceedings

In 1994, Mr. Krause made a $300,000 investment in a company located in Las Vegas, Nevada and due to some previous issues with the original company founder not disclosed within the transaction, subsequent legal action was taken and Mr. Krause was included as a second defendant.  Several years later, the lawsuit became dormant due to the death of the principal defendant.  Mr. Krause wrongly took the assumption that his lawyer had the case dismissed.  In 1997, the plaintiff went to court and obtained a $30 million default judgment against Mr. Krause personally by serving him at a previous address.  After becoming aware of the personal judgment against him in late 1999, Mr. Krause’s spent several years and approximately $500,000 in legal fees fighting through the Nevada court system seeking his day in court.  Mr. Krause and his counsel heavily disputed the allegations, findings and facts, which led to the default judgment.  In October of 2005, at the advice of his legal counsel, Mr. Krause filed personal bankruptcy in an effort to move the case from local Nevada courts to the Federal Bankruptcy Court.  In the first hearing on this case in 2006 the bankruptcy judge dismissed the judgment and case, with prejudice, and Mr. Krause’s bankruptcy was immediately discharged.  In 2008, the lower court’s decision was held up on appeal and the case was settled for $250,000 during the final appeal to the United States Supreme Court

Other than described above, to our knowledge, during the past ten (10) years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses)

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

Compliance With Section 16(A) Of The Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2010.

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

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2010 and 2009 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Garrett K. Krause	2010	$152,788	0	0	0	0	0	0	$152,788
President, Chief	2009	$114,905	0	0	0	0	0	0	$114,905
Executive Officer,
Chief Financial Officer

Jorge Varela	2010	$0		0	0	0	0	0	$0
Executive Vice Pres.	2009	$0							$0

Richard Whelan	2010	$0		0	0	0	0	0	$0
Executive Vice Pres	2009	$0							$0

Conrad Chase	2010	$41,254	0	0	0	0	0	0	$41,254
Vice President	2009	$47,500	0	0	0	0	0	0	$47,500

Michael Carney	2010	$51,550	0	0	0	0	0	0	$51,550
Vice President	2009	$49,500	0	0	0	0	0	0	$49,750

Forward Executive Compensation Overview

In order to serve the best interests of shareholders, the Company follows an executive compensation philosophy that emphasizes Performance-Based Compensation, which will be evaluated and adjusted on an annual basis by the Company’s Board of Directors.  In determining compensation in 2011, the Company has considered measures of performance as it directly relates to positive earnings for the Company.   In the future, the Company may adapt additional metrics similar to those of like companies in our space, which may include increased earnings per share, increased return on equity, or specific performance benchmarks agreed upon by the Company’s senior management and the Board of Directors.   The terms of the 2011 Executive Compensation are detailed below, and outlined in each executive officer’s (“Management”) Compensation Agreement, dated April 30, 2011.

For the fiscal year 2010, the Company failed to generate positive earnings, and as such, no bonuses or incentives under this plan were paid to Management.

Executive officers receive annual total compensation comprised of base salary, and both cash and equity incentive compensation. Base salaries are intended to be a small portion of the total compensation with regards to the types of compensation available for Management.  Additionally, the Company believes that the best way to align the interests of Management with those of the Company’s shareholders is to ensure that IMG stock represents a substantial portion of their compensation.  Per the compensation agreements signed with the Company, Management receives the following types of compensation: salary, cash bonus, stock bonus.

Executive Salaries:

The Company sets salaries at the beginning of the year.  The Chief Executive Officer shall set salaries for each executive officer aside from the Chief Executive Officer.  The current base cash salary for the Chief Executive Officer was agreed to be $200,000.

Cash Bonus:

The Company has established a “bonus matrix” which calls for distributions of the Company’s net earnings, based upon the Company achieving predetermined benchmark levels of profitability.  In principal, as the net earnings of the Company increase, so does the bonus allocated to senior management.  The executive cash bonus for the year 2010 has not been set at this time.

Stock Bonus:

In addition to the cash bonus mentioned above, Officers shall receive 5-year IMG stock options (“Options”).  Options issued shall originate from the 2011 stock option bonus allowance, and shall be allocated for year-end bonuses at a predetermined strike price, which is the trading price on December 31, 2010.  Option holders may execute their Options anytime prior to their expiration date.  Additionally, any converted stock that is sold is subject to a “trickle out” provision in accordance with Rule 144 of the Securities and Exchange Commission.  At this time no final Stock Option Bonuses have been determined

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 15, 2011, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

IMG Stock Holdings, S.A. dba Javalon (1) 295 Madison Ave., 12th Floor New York, NY, 10067	77,000,000 (2)	80.42%
Conrad Chase	50,000	N/A
Michael Carney	50,000	N/A
All Executive Officers and Directors as a Group	77,100,000	80.42%

(1)
Garrett K. Krause is the CEO and President of IMG Stock Holdings, S.A. dba Javalon and therefore is considered the beneficial owner of the shares as a group.  The majority control of IMG Stock Holdings, S.A. dba Javalon is held by The WorldVest Fund, which is an investment fund, owned by a diverse group of international investors.

(2)
Of the 77,000,000 shares owned by IMG Stock Holdings, S.A. dba Javalon 22,000,000 of these shares are escrowed based on a performance based earn-out provision whereby they will be released pari-passu on the first 1,000,000 MT of production from any of the IMG Chile mining projects.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On April 9, 2009, Wilmington Partners, CaboWest Group, and Javalon Investment Partners sold an aggregate 51,000,000 shares of Catalyst Ventures common stock to The WorldVest Fund for a price of three hundred thousand dollars ($300,000).  The total of 51,000,000 shares represented 86.47% of our issued and outstanding common stock.

Please refer to Note 12 – Related Party Transactions in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K, for information regarding our related party transactions, which are incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the fiscal year ended December 31, 2010, and the period ended December 31, 2009, the Company was billed approximately $73,200 and $32,900 respectively for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the fiscal year ended December 31, 2010 and for the period ended December 31, 2009, the Company did not incur any other fees related to services rendered by our tax professional.

Tax Fees

For the fiscal year ended December 31, 2010 and for the period ended December 31, 2009, the Company did not incur any other fees related to services rendered by our tax professional.

All Other Fees

For the fiscal year ended December 31, 2010 and for the period ended December 31, 2009, the Company did not incur any other fees related to services rendered by our principal accountant.

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

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services was rendered.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(b) Exhibits

Exhibit No.	Description

3.1	Articles of Amendment to the Articles of Incorporation (as filed as Exhibit 3.1 on Form 8-K, filed with the SEC on October 21, 2010).

4.1	Form of Senior Convertible Promissory Note*

4.2	Form of Junior Convertible Promissory Note*

4.3	Form of Warrant*

10.1
Contract for Sale and Purchase of Commodities, dated July 1, 2010, by and between WorldVest, Inc. and Tianjin Metallurgical No. 1 Iron and Steel Group “Bohai Steel Group” (as filed as Exhibit 10.1 on Form 8-K, filed with the SEC on July 8, 2010)

10.2	Share Exchange Agreement, dated August 27, 2010, by and between WorldVest, Inc. and CIM Mineral Investors, S.A. (as filed as Exhibit 10.1 on Form 8-K, filed with the SEC on September 2, 2010)

10.3	Form of Loan Agreement, dated December 20, 2010*

10.4	Form of Royalty Agreement, dated December 20, 2010*

10.5	Form of Pledge and Security Agreement, dated December 20, 2010*

10.6	Form of Registration Rights Agreement, dated December 20, 2010*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer*

32.1	Section 1350 Certification of Principal Executive Officer*

32.2	Section 1350 Certification of Principal Accounting Officer*

* filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRON MINING GROUP, INC.

Date: April 19, 2011	By:	/s/ Garrett K. Krause
Garrett K. Krause Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Accounting Officer)

IRON MINING GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

INDEX

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-2

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 and for the period when the Company re-entered development stage from November 19, 2010 to December 31, 2010	F-3

Consolidated Statement of Changes in Stockholders’ Deficit for the years ended December 31, 2010 and 2009	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009 and for the period when the Company re-entered development stage from November 19, 2010 to December 31, 2010	F-5

Notes to the Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Iron Mining Group, Inc.

We have audited the accompanying consolidated balance sheets of Iron Mining Group, Inc. (“the Company”) (formerly known as WorldVest, Inc.) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2010, 2009 and for the period when the Company re-entered development stage from November 19, 2010 to December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years ended December 31, 2010, 2009 and for the period when the Company re-entered development stage from November 19, 2010 to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s current liabilities exceed current assets and has incurred recurring losses, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC
April 15, 2011
Las Vegas, Nevada

Iron Mining Group, Inc
(Formerly WorldVest, Inc.)
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009

Assets

Current assets:
Cash	$2,597,486	$2,480
Prepaid expenses	12,352	9,360
Salary advances	-	2,250
Notes receivable	-	27,930
Debt issuance cost	281,868	-
Total current assets	2,891,706	42,020

Property and equipment, net of accumulated depreciation	16,421	22,216
Discontinued operations: deferred acquisition costs	-	650,000
Mineral assets	1,686,034	-

Total Assets	$4,594,161	$714,236

Liabilities and Stockholders' (Deficit)

Current Liabilities:
Accounts payable	$93,757	$51,337
Accrued liabilities	193,755	-
Accrued payroll	117,849	92,357
Accrued interest payable	29,464	-
Accrued interest payable - related parties	15,535	-
Convertible debentures, net of discounts	928,190	-
Derivative liability	2,601,497	-
Notes payable - related parties	406,071	-
Discontinued operations: Accrued interest payable - related parties	119,680	119,680
Total current liabilities	4,505,798	263,374

Long-Term Liabilities:
Contingent debt - related to mineral assets	1,040,000	-
Long-term convertible debenture	100,000	-
Long-term note payable - related parties	249,398	-
Discontinued operations: long-term note payable - related parties	1,646,985	1,668,040
Total long-term liabilities	3,036,383	1,668,040

Total Liabilities	7,542,181	1,931,414

Commitments and contingencies

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 4,000,000 and no shares issued and outstanding
as of December 31, 2010 and December 31, 2009	4,000	4,000
Common stock, $0.001 par value, 200,000,000 shares
authorized, 91,743,164 and 69,743,164 shares issued and outstanding, respectively
as of December 31, 2010 and 58,979,592 shares issued and outstanding as of December 31, 2009.	69,743	58,980
Additional paid-in capital	11,876,886	10,443,335
Common stock issuance for prepaid service	(108,000)	-
Common stock payable	259,828	284,544
Contingent common stock	22,000	-
Debt issuance cost	(140,891)	-
Accumulated (deficit)	(13,843,276)	(12,008,037)
Deficit accumulated during development stage	(1,338,383)	-
Total stockholders' (deficit) before non controlling interest	(3,198,093)	(1,217,178)
Noncontrolling interest	250,073	-
Total stockholders' (deficit)	(2,948,020)	(1,217,178)

Total liabilities and Stockholders' (deficit)	$4,594,161	$714,236

See Accompanying Notes to Consolidated Financial Statements

Iron Mining Group, Inc.
(Formerly WorldVest, Inc.)
Consolidated Statements of Operations
			November 19, 2010
	For the year ended		to
	December 31,		December 31,
	2010	2009	2010
Revenue
Total revenue	$-	$-	$-

Expenses:
Investment banking expense	127,195	-	127,195
Rent expense	15,218	72,324	-
Rent expense - related party	18,631	-	7,500
Executive management compensation	201,406	106,077	2,122
General and administrative expenses	942,584	161,336	561,985
Derivative expense	94,925	-	94,925
Depreciation expense	2,898	2,898	724

Total expenses	1,402,856	342,635	794,451

Operating loss	(1,402,856)	(342,635)	(794,451)

Other income (expense)
Interest expense	(29,464)	-	(19,034)
Interest expense - related parties	(218,710)	(803,161)	(41,848)
Interest expense - debt discount	(134,762)	-	(134,761)
Total other income/(expense)	(382,936)	(803,161)	(195,643)

Loss before provision for income taxes	(1,785,792)	(1,145,796)	(990,094)

Provision for income taxes	-	-	-

Loss from continuing operations	(1,785,792)	(1,145,796)	(990,094)

Discontinued operations
(Income) expense from operations of discontinued
Consulting business related income	(105,001)	(41,700)	-
Consulting business related expense	848,432	1,029,983	166,489
Gain(Loss) on discontinued operations	(743,431)	(988,283)	(166,489)

Net loss	$(2,529,223)	$(2,134,079)	$(1,156,583)
Allocation to non controlling interest	-	-	-

Net loss attributable to common stockholders	$(2,529,223)	$(2,134,079)	$(1,156,583)

Weighted average number of common shares	60,856,538	55,166,967	69,651,042
outstanding - basic and fully diluted

Loss per share- basic and fully diluted
Net (loss) from continuing operations	$(0.03)	$(0.02)	$(0.02)
Net (loss) from discontinuing operations	$(0.01)	$(0.02)	$(0.00)
Net (loss) from continuing and discontinuing operations	$(0.04)	$(0.04)	$(0.02)

See Accompanying Notes to Consolidated Financial Statements

Iron Mining Group, Inc
(Formerly WorldVest, Inc.)
Consolidated Statement of Stockholders' (Deficit)

						Common				Deficit
						Stock				Accumulated
					Additional	Issued for	Common	Contingent	Deferred	During			Total
	Common Shares		Preferred Shares		Paid-In	Prepaid	Stock	Common	Offering	Development	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Services	Payable	Stock	Cost	Stage	(Deficit)	Interest	(Deficit)

Balance, December 31, 2008	55,153,750	55,154	-	-	3,412,264	-	-	-	-	(3,873,958)	-	-	(406,540)

Acquisition of entities under common control										(6,000,000)			(6,000,000)

Warrants issued with convertible debt and beneficial conversion feature					2,941,773								2,941,772

Shares issued for Cash	155,842	156			233,604								233,760

Shares to be issue for accrued interest from conversion of convertible debenture on December 31, 2009							284,544						284,544

Issuance for Preferred Series B shares from conversion of convertible debt on December 31, 2009.			4,000,000	4,000	3,492,364								3,496,364

Issuance of commons shares for conversion of note to Zuma Hedge Fund, LLC as of December 31, 2009.	3,670,000	3,670			363,330					-			367,000

Issuance of Preferred Series C shares from conversion of convertible debenture on December 31, 2009.			1,000,000	-									-

Net (loss) for the nine months ended December 30, 2009										(2,134,079)			(2,134,078)

Balance, December 31, 2009	58,979,592	$58,980	5,000,000	$4,000	$10,443,335	$-	$284,544		$-	$(12,008,037)	$-	$-	$(1,217,178)

Issuance of stock for payment of common stock payable on March 24, 2010.	85,725	85			128,504		(128,589)						-

Issuance of common stock for preferred stock dividend on March 31, 2010							173,700			(173,700)			-

Issuance of common stock for preferred stock dividend on June 30, 2010							121,500			(121,500)			-

Issuance of 100,000 warrants for investment banking agreement on July 26, 2010					76,454				(76,454)				-

Issuance of common stock for cash investment on September 2, 2010.	23,575	24			24,976								25,000

Issuance of common stock for payment of banking expense on September 14, 2010.	35,000	35			73,465				(73,500)				-

Reverse Issuance of stock for payment of common stock payable on September 28, 2010.	(20,000)	(20)			(30,236)		30,256						-

Issuance common stock for preferred stock dividend on September 30, 2010.							167,400			(167,400)			-

Issuance of stock for payment of common stock payable on October 25, 2010.	183,780	184			275,486		(275,670)						-

Issuance of stock for payment of common stock payable on October 27, 2010.	155,942	156			233,757		(233,913)						-

Issuance of common stock for cash investment on October 29, 2010.	62,500	63			99,938								100,000

Issuance of common stock for cash investment on November 08, 2010.	31,250	31			49,969								50,000

Issuance of common stock for prepaid expense investment on November 17, 2010.	15,000	15			29,985	(30,000)							-

Issuance of common stock for acquisition on November 19, 2010.	10,000,000	10,000											10,000

Issuance of 22,000,000 common stock but not outstanding for contingent acquisition on November 19, 2010.								22,000					22,000

Record of capital stock from Minera Iron Mining Group Chile for consolidation purposes on November 19, 2010.												250,073	250,073

Issuance of common stock for financing expense on December 7, 2010.	20,000	20			40,980								41,000

Cancellation of Preferred Series C shares issued on December 20, 2010			(1,000,000)	-									-

Issuance of common stock for cash investment on December 28, 2010.	130,000	130			129,870								130,000

Issuance of stock for payment of common stock payable on December 31, 2010.	40,800	41			61,159		(61,200)						-

Issuance common stock for preferred stock dividend on December 31, 2010.							181,800				(181,800)		-

Record of contractor prepaid on December 31, 2010.					78,000	(78,000)							-

Record of warrant expense on December 31, 2010.					94,497								94,497

Record of warrant expense on December 31, 2010.					66,748								66,748

Record of deferred offering cost expense on December 31, 2010.									9,063				9,063

Net loss for the year ended December 31, 2010.										(1,372,639)	(1,156,583)		(2,529,223)

Balance, December 31, 2010	69,743,164	$69,743	4,000,000	$4,000	$11,876,886	$(108,000)	$259,828	$22,000	$(140,891)	$(13,843,276)	$(1,338,383)	$250,073	$(2,948,020)

See Accompanying Notes to Consolidated Financial Statements

Iron Mining Group, Inc
(Formerly WorldVest, Inc.)
Consolidated Statements of Cash Flows
			November 19, 2010
	For the year ended		to
	December 31,		December 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,529,223)	$(2,134,079)	$(1,156,583)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Depreciation expense	5,795	2,898	1,449
Fixed assets written down	-	100,000	-
Writedown of deferred acquisition costs	650,000	-	-
Stock based expenses	211,308	-	211,308
Derivative liability increase	94,925	-	94,925
Amortization of the warrants and beneficial conversion feature	134,762	438,137	134,762
Amortization of debt issuance costs	18,132	-	18,132
Write off of trade receivables	323,430	-	-

Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(994)	(9,359)	25,703
(Increase) in employee advances	2,250	(2,250)	-
(Increase) in accrued interest receivable	-	(10,578)	-
Increase in accounts payable	42,420	37,288	74,871
Increase in accrued liabilities	193,756	-	162,208
Increase in accrued payroll and payroll taxes	25,492	92,357	19,315
Increase in accrued interest payable	29,464	-	19,034
Increase in accrued interest payable - related party	15,535	-	-
Increase in discontinued operations: accrued interest payable - related party	3,943	426,363	3,943
Increase in accrued interest	249,398	-	-
Decrease in receivables	(297,499)	-	2,631

Net cash provided (used) in operating activities	(827,106)	(1,059,223)	(388,302)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral Assets	(363,959)	-	(136,859)
Proceeds for notes receivable - related party	-	(230,943)	-
Repayments for notes receivable - related party	-	44,851	-
Purchase of property, plant and equipment	-	(4,877)	-
Investment in WV Capital Partners Asset	-	(24,500)	-

Net cash provided (used) by investing activities	(363,959)	(215,469)	(136,859)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	3,300,000	-	3,300,000
Proceeds (repayments) from notes payable - related party	406,071	-	-
Discontinued operations: proceeds from notes payable - related party	-	1,189,608	-
Discontinued operations: repayments for notes payable - related party	(25,000)	(183,832)	(25,000)
Proceeds from convertible debentures	100,000		-
Proceeds from debt issuance cost	(300,000)	-	(300,000)
Proceeds from sale of common stock	305,000	233,760	130,000

Net cash provided by financing activities	3,786,071	1,239,536	3,105,000

NET CHANGE IN CASH	2,595,006	(35,156)	2,579,839

CASH AT BEGINNING OF YEAR	2,480	37,636	17,647

CASH AT END OF PERIOD	$2,597,486	$2,480	$2,597,486

SUPPLEMENTAL INFORMATION:
Interest Paid	-	-	-
Income Taxes Paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for prepaid services	$108,000	$-	$78,000
Common stock issued for preferred stock dividend	$644,400	$-	$181,800
Common stock issued for mineral assets	$32,000	$-	$32,000
Liability assumed for mineral assets	$1,040,000	$-	$1,040,000
Acquisition of entities under common control	$-	$6,000,000	$-
Assumption of note payable - related party for asset purchase
Investment in WV Capital Partners	-	100,000	-
Discontinued Operations: Deferred acquisition costs	-	650,000	-
	$-	$750,000	$-
Assumption of property, plant and equipment in asset purchase	$-	$20,237	$-
Transfer of notes and interest receivable in satisfaction of
notes and interest payable - related parties	$-	$193,239	$-
Conversion of notes and interest payable - related party into
preferred stock	$-	$6,284,544	$-
Debt discount associated with issuance of warrants and
beneficial conversion feature attached to convertible note	$2,506,572	$2,941,773	$2,506,572
Transfer of notes and interest receivable in satisfaction of
into common stock	$-	$367,000	$-
Warrants issued for deferred offering costs	$76,454	$-	$-
Common stock issued for deferred offering costs	$73,500	$-	$-
Transfer of liabilities related to Future Vest, Inc.	$36,132	$-	$-
Non controlling interest assured for mineral assets	$250,073	$-	$250,073
Derivative liability recognized with issuance of security debenture	$2,506,572	$-	$2,506,572

See Accompanying Notes to Consolidated Financial Statements

Iron Mining Group, Inc.
(A Development Stage Company)
(formerly WorldVest, Inc.)
Notes to Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies

Description of Business

Iron Mining Group, Inc., formerly WorldVest, Inc., (hereafter “IMG,” “Iron Mining Group” or the “Company”) was organized September 17, 2007, under the laws of the State of Florida, under the name Catalyst Ventures Incorporated.  The Company filed an amendment with the Florida Secretary of State changing the Company’s name to WorldVest, Inc. on July 2, 2009, and on October 15, 2010, changed its name again to Iron Mining Group, Inc.  The Company is authorized to issue 200,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001.

Recently, the Company has finalized its transition from a global merchant bank to an iron ore mining company, with its focus on the acquisition and development of iron ore mining properties in Chile and Mexico.  On August 27, 2010 and amended November 19, 2010, Iron Mining Group closed on the acquisition of 100% of CIM Mineral Investors, S.A. a BVI mineral holding company that owns 99.9% of Minera Iron Mining Group Chile, Ltda. (formerly Chile Inversiones de Minerales, Ltda.) “IMG Chile” is considered the Chilean parent operating company for all Iron Mining Group iron ore business in Chile currently holds 100% equity interest in the Atacama Desert Iron Ore Mine and 100% equity interest in the Tocopilla Iron Sands Mine and a 50% equity interest in Cruz Grande, S.A., with a option to acquire another 20%. On March 31, 2011 the terms were amended and  finalized whereby 32,000,000 shares were issued for the acquisition with 22,000,000 of these shares escrowed and will vest upon successful production and export of 1,000,000 metric tons of iron ore from the company’s properties.

In the first quarter of 2011, the Company incorporated a wholly-owned operating subsidiary in Mexico under the name of Hierro IMG Mexico, SA de CV, and has signed two letters of intent for iron ore exploration and development Joint Ventures.  We have also opened our Manzanillo pre-port patio, which will serve as our base for the Manzanillo Iron Ore Co-OP.

Development Stage

The Company was in development stage through December 31, 2009. The 2010 fiscal year was the first year during which the Company was considered an operating company and was no longer in the development stage. In November 2010, the Company discontinued its operations as a global merchant bank and became focused on building its iron ore mining business and re-entered development stage on November 19, 2010.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).  Management has included all nominal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented.  Interim results are not necessarily indicative results for a full year.  The information included in this Form 10-K should be read in conjunction with information included in the 2009 annual report filed on Form 10-K.

Principles of Combination

Financial Accounting Standards Board (“FASB”) ASC 805, “Business Combinations” ASC 805 a “business combination” excludes transfers of net assets or exchanges of equity interests between entities under common control.  ASC 805 also states that transfers of net assets or exchanges of equity interests between entities under common control should be accounted for similar to the pooling-of-interests method (“as-if pooling-of-interests”) in that the entity that receives the net assets or the equity interests initially recognizes the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. Because the Company and WorldVest, LLC and FutureVest were under common control at the time of the acquisitions, the transfer of assets and liabilities of WorldVest, LLC and FutureVest were accounted for at historical cost in a manner similar to a pooling of interests.  For financial accounting purposes, the acquisition was viewed as a change in reporting entity and, as a result, required restatement of the Company’s financial statements for all periods subsequent to June 18, 2009, the date of the transaction and the date at which common control of the Company and WorldVest, LLC and FutureVest by Iron Mining Group, Inc. commenced.  Accordingly, the Company’s consolidated balance sheets as of December 31, 2010 and December 31, 2009, and the consolidated statement of operations, consolidated statement of stockholders’ deficit and consolidated statement of cash flows for the year ended December 31, 2010, include Iron Mining Group, Inc. consolidated with the assets of WorldVest, LLC and FutureVest.  As of December 31, 2010, Iron Mining Group transferred the ownership of FutureVest to The WorldVest Fund, S.A. in a related party transaction causing for a gain on the sale of assets of $35,152.

Business Combinations

In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” (“ASU 2010-29”) which addresses diversity in practice regarding the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the consolidated entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU 2010-29 also expand supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The new standard is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The impact on the Company of adopting the new standard will depend on the nature, terms and size of the business combinations completed after the adoption date.

Cash and Equivalents

For the purpose of the statement of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2010 and December 31, 2009.

Revenue Recognition

In 2011 the Company anticipates being able to recognize revenue from the sale of iron ore against its purchase contracts from its two customers in China.  Revenue from the sale of iron ore will be recognized at the time the product is loaded on a ship and said ship leaves port.  All payments for product will be made through a letter of credit, which will be drawn against at the time ship is loaded and leaves port.

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

Dividends

During the year ended December 31, 2010, the Company declared a share dividend for 360,000 common shares with a market value of $644,400 as payment on the 4,000,000 Class B Preferred Shares issued as of December 31, 2009.  Some of this dividend has not been issued and is reflected as a balance in the common stock payable equity account.

Loss per common share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the statement of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock.  For the years ended December 31, 2010 and 2009, the denominator in the diluted EPS computation is the same as the denominator for basic EPS because the Company had net losses and the 15,441,365 warrants outstanding would have been anti-dilutive.

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

Iron Mining Group, Inc.
(A Development Stage Company)
(formerly WorldVest, Inc.)
Notes to Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

Income Taxes (Continued)

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

For the year ended December 31, 2010, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007. As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance. The Company anticipates incurring additional taxable losses while it completes the development and commercialization of its iron ore mining business. The Company may in the future become subject to federal, state and city income taxation, though it has not been since its inception.

Use of Estimate

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

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis in the accompanying balance sheet.  The Company’s financial instruments consist of cash and payables.  The carrying amounts of the Company’s financial instruments approximate their fair values as of December 31, 2010 and 2009, due to their short-term nature.

Level 1 -The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.  Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2 - FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3 - If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

Iron Mining Group, Inc.
(A Development Stage Company)
(formerly WorldVest, Inc.)
Notes to Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2011-02 and believes that none of them will have a material effect on the company’s financial statements, except for the following.

In December 2010, the FASB issued ASU 2010-29 – “Business Combinations – Disclosure of Supplementary Pro Forma Information for Business Combinations”, ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.   Early adoption is permitted. The Company does not expect a material impact of adopting ASU 2010-29 on our financial position, results of operations or cash flows of the Company; however, it will affect the disclosures in the footnotes.

In December 2010, the FASB issued ASU 2010-28 - “Intangibles – Goodwill and Other—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”, ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2010.  Early adoption is not permitted. We are currently evaluating the impact of ASU 2010-28 on our financial position, results of operations or cash flows of the Company.

Fiscal Year End

The Company’s fiscal year end is December 31.

Note 2: Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated consolidated net losses through December 31, 2010. The Company’s current liabilities exceed its current assets by $1,614,092 as of December 31, 2010.

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

Management’s plan, in this regard, is to focus its efforts on the development of the current projects within IMG Mexico and IMG Chile to rapidly reach commercial production and export of iron ore against its existing Chinese iron ore off take agreements.  The Company anticipates beginning export from its Mexico cash Co-Op in the second quarter of 2011 with its own mine production from its pending iron ore Joint Ventures beginning by the third quarter of 2011. With this export and sale of iron ore, IMG will begin generating significant ongoing cash flow to cover all operating expense and fully repay any current debts the company may have incurred.

Subsequently, the Company anticipates beginning initial production on its Atacama Desert Iron Ore Mine through the instillation of a pilot plant in late 2011, with full commercial production targeted for early 2012.  Next, the company anticipates receiving final authorizations to begin commercial mining on its Chilean ocean sands projects in the first half of 2012.  Throughout, as we move forward with our existing projects, the Company will continually look to acquire additional “production-ready” projects on attractive terms.

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

Iron Mining Group, Inc.
(A Development Stage Company)
(formerly WorldVest, Inc.)
Notes to Consolidated Financial Statements

Note 3: Mineral Assets and Valuation

During 2010, the Company transitioned from a global merchant bank to an iron ore mining company focusing on mining properties in Chile and Mexico. The following acquisitions completed by the Company were all accounted for under the purchase method of accounting and, accordingly, their results of operations have been consolidated or consolidated in the Company’s financial statements since the respective dates of acquisition.

On August 27, 2010 and amended on November 19, 2010 and further amended on March 31, 2011 the Company acquired 100% of CIM Mineral Investors, S.A. a BVI mineral holding company that owns 99.9% of Minera Iron Mining Group Chile, Ltda. (formerly Chile Inversiones de Minerales, Ltda.) “IMG Chile”, which holds 100% equity interest in the Atacama Desert Iron Ore Mine and 100% equity interest in the Tocopilla Iron Sands Mine and a 50% equity interest in Cruz Grande, S.A, which owns 100% of Chispitas Doradas Mineral Concession, with an option to acquire another 20%.

IMG Stock Holdings, the Company’s majority stockholder originally acquired CIM Mineral Investors, S.A. from a group of investors in exchange for equity in IMG Stock Holdings, S.A. dba Javalon, which simultaneously transferred 100% ownership of CIM Mineral Investors, S.A. along with the negotiated pass through earn-out performance conditions for a total of 32,000,000 shares of Iron Mining Group Stock. At this time the full 22,000,000 shares are contingently issued and held in escrow based on an earn-out provision that provides for release based on 1,000,000 metric tons of iron ore produced and exported from its Chilean iron ore properties.

During 2011, the Company will engage an independent mineral valuation company and an independent business valuation company in order to assist the Company with determining the fair value of the CIM Mineral Investors, S.A. transaction in an attempt to record the proper valuation of its two iron ore assets on the Company’s Financial Statements. As of December 31, 2010, the Company has preliminarily valued the two Chilean iron ore assets at $32,000, which equates to the par value of the number of shares issued as part of the agreement including the contingent consideration of 22,000,000 escrowed shares pending the earn-out provision. The Company has placed a fair value of $0 on the 7,500,000 warrants issued as part of the agreement. During the course of the next year the Company will take the necessary steps to properly value the transaction.

On November 19, 2010 the Company closed on a third iron ore asset acquisition when it acquired 50% of Cruz Grande, S.A. and as part of the transaction the Company paid $300,000 in cash for 50% of the equity with an option to acquire another 20% for $4,000 subject to payment of a pre-existing debt to the minority shareholder of $1,040,000. The transaction also called for the assumption of current liabilities of $1,040,000 owed to shareholders, $200,000 overdue for the royalty buyout agreement and another $67,000 of debts to professional contractors engaged by Cruz Grande.

Cruz Grande currently owns 100% of the Chispita Doradas Mineral Concession in the forth region of Chile located about 90 km from La Serena.

As of December 31, 2010, Minera Iron Mining Group Chile, Ltda. and its Cruz Grande Subsidiary have not commenced revenue or expense operations and through December 31, 2010 and holds ownership on certain mineral concession assets.  With this said the Company is in the process of completing independent consolidated 2-year historical audit of IMG Chile, which will include its controlling interest in Cruz Grande, S.A.

There has been no historical income so proformas on IMG Chile or Cruz Grande to present because the companies hold mineral concessions and have not commenced operations through December 31, 2010, and therefore there are no pro-formas.

The Company holds 50% of Cruz Grande, S.A. and by contract has 2 of 3 seats on the board of directors and as such we have consolidated Cruz Grande with IMG Chile with further consolidation up to IMG.

The Company will engage an independent mineral valuation company in conjunction with an independent business valuation company in order to determine a fair value for these three assets in an attempt to record the proper valuation as an asset on the books. The Company issued $40,000,000 in stock for the acquisition of the assets through the issuance of 32,000,000 shares with the understanding that 22,000,000 of these shares are held in escrow and will be vested as the Company produces and sells a minimum of 1,000,000 metric tons of iron ore over the next 7 years.

Iron Mining Group, Inc.
(A Development Stage Company)
(formerly WorldVest, Inc.)
Notes to Consolidated Financial Statements

Note 3: Mineral Assets and Valuation (Continued)

In determining this course of action the company is relying on the following GAAP accounting policy:

In some situations, all information required to (1) measure the consideration transferred, (2) identify and measure assets acquired and liabilities assumed, (3) measure the noncontrolling interest, and (4) calculate goodwill or a bargain purchase will not be available on the date of acquisition.  If accounting for the business combination is incomplete as of the end of the first reporting period subsequent to the combination, the financial statements should reflect provisional amounts used to record the transaction. As information subsequently becomes available, such provisional amounts should be retrospectively adjusted (which may include recognition of additional identifiable assets acquired or liabilities assumed).  The period over which the new or additional information necessary for a final accounting of the business combination is received (or it is determined that the necessary information is not obtainable) is referred to as the measurement period; note, though, that the measurement period may not extend beyond one year from the acquisition date.  Once the measurement period ends, revisions to amounts recorded in the business-combination transaction may be made only to correct an error.

Over the next three months, the Company plans to set up a pilot plant in the Atacama Desert Iron Ore Mine, which will enable the processing and sale of 5,000 MT per month and allow our projection assumptions to be proven out.  Simultaneously, we will continue our JORC compliant drilling efforts in order to further advance our Atacama reserve estimates.  With this pilot plant proving out our assumptions and continued drilling the independent valuation companies should be able to come to a fair valuation that can be agreed on by the company and its auditors.

Simultaneously, we will continue pursuit of our final Marine Concession for the Tocopilla and La Serena, which, if granted, will allow us to mine the ocean floor where there are projected to be hundreds of millions of metric tons of raw iron sands with a iron content up to 50%.  It is anticipated that once the marine concession is approved these two properties would become world-class iron ore mineral deposits with substantial value.

As of December 31, 2010 the acquisition has been preliminarily recorded on the Company’s financial statements as follows:

December 31,
2010
Issuance of common stock at par value (preliminary valuation)	$32,000
Contingent debt – mineral assets	1,040,000
Non controlling interest value	250,073
Other debts assumed	107,011
Other mineral investments	256,950
$1,686,034

Note 4: Notes Receivable

Notes receivable consisted of the following as of December 31, 2010 and December 31, 2009:

	December 31,	December 31,
	2010	2009
Notes receivable, unrelated third party, unsecured, 12% interest, matures on August 31, 2010, monthly payment of $7,500	$-	$27,930
	$-	$27,930

During the year ended December 31, 2010 and 2009, the Company had interest income of $1,700 and $0, respectively.

Iron Mining Group, Inc.
(A Development Stage Company)
(formerly WorldVest, Inc.)
Notes to Consolidated Financial Statements

Note 5: Trade Receivables

During the year of 2010, we provided consulting services to a related party to the CEO in exchange for $103,430 and to non-related parties of $220,000 for a value totaling $323,430. As of December 31, 2010, we have received payments on these trade receivables. However, due to the current financial position of the customer, payments will be recognized as income is received. These consulting services are part of our discontinuing operations.  As of December 31, 2010 the Company wrote off $323,430 in Trade Receivables.

Note 6: Property and Equipment

Property and Equipment consisted of the following as of December 31, 2010 and December 31, 2009:

	December 31,	December 31,
	2010	2009
Computer equipment	$12,412	$18,085
Furniture and equipment	12,809	7,029
Accumulated depreciation	(8,800)	(2,898)
	$16,421	$22,216

During the year ended December 31, 2010 and 2009, the Company recorded depreciation expense of $5,795 and $2,898, respectively.

Note 7: Notes Payable – Related Parties.

Notes payable consisted of the following as of December 31, 2010 and December 31, 2009:

	December 31,	December 31,
	2010	2009
Notes payable, related party, unsecured, 12% interest, matures on December 31, 2010, balloon payment of principal and interest.	-	$829,762
Revolving line of credit for up to $1,500,000 until December 31, 2010, related party, unsecured, 12% interest, matures on December 31, 2010. Interest Payments Accrued.	-	957,959
Various Promissory Notes for to related parties to the CEO, unsecured, matures December 31, 2012	$249,398	-
Various Promissory Notes for to related parties to the CEO, unsecured, matures December 31, 2012. These notes are recorded as part of discontinued operations	1,646,985
Notes payable, related party, unsecured, 12% interest, matures on or before December 31, 2011.	406,071	-
	$2,322,134	$1,787,721

Iron Mining Group, Inc.
(A Development Stage Company)
(formerly WorldVest, Inc.)
Notes to Consolidated Financial Statements

Note 7: Notes Payable – Related Parties (Continued).

During the year ended December 31, 2010 and December 31, 2009, the Company had interest expense of $230,322 and $355,926, respectively, related to all notes payable for to related parties. As of December 31, 2010 and December 31, 2009, the Company had accrued interest for notes payable of $27,147 and $119,680 respectively.

Note 8: Convertible Debentures, Net of Discounts

Convertible Debentures, net of discounts consisted of the following as of December 31, 2010 and December 31, 2009:
	December 31,	December 31,
	2010	2009
Senior Convertible Short Term Bridge Note Debenture unrelated party, secured, 15% interest, matures on June 20, 2011, balloon payment of principal and accrued interest.	$3,000,000	$-
Junior Convertible Debenture unrelated party, secured, 15% interest, matures on June 20, 2011, balloon payment of principal and accrued interest.	300,000	-
Debt Discount	(2,371,810)
	$928,190	$-

During the year ended December 31, 2010 and December 31, 2009, the Company had interest expense of $152,614 ($17,852 of actual interest and $134,762 allocated as interest expense attributed to the fair value of options and warrants issued under Black-Scholes) and $0, respectively, related to all convertible debentures due to unrelated parties.  As of December 31, 2010 and December 31, 2009, the Company had accrued interest for notes payable of $17,852 and $0 respectively.

On December 20, 2010, the Company entered into a short-term convertible debenture agreement with MST Financial, LLC, which syndicated the $3,300,000 financing through 22 separate investors.  The debt is convertible at $2.00 per share but can adjust to a lesser conversion rate if the Company sells shares in the future below $2.00.  The convertible debenture is secured by all of the assets of the Company and its subsidiaries and is subject to registration rights.  The loan bears interest at 15% per annum and the entire balance of principal and interest is due on one balloon payment upon maturity of the loan on June 20, 2010.  The convertible debenture also granted a total of 3,300,000 warrants.  The warrants have an exercise price of $2.00 and are exercisable for a period of 5 years.

The Company has the following debt covenants to comply with:

-	Punctual payment of principal and interest
-	Financial statements and other information to be delivered no more than 10 business days after the reports are furnished to management
-	Maintain its current place of business and location of records
-	Provide notices of defaults, penalties, litigation, etc.
-	Maintain business in good standing and pay all necessary taxes and fees
-	Maintain assets in reasonably good condition
-	Notify lenders of any adverse changes in change in the financial condition of the Company
-	Follow the use of proceeds as agreed upon
-
Increase its authorized shares to 200,000,000 shares.  As of January 4, 2011, the Company amended its articles of incorporation and increased its authorized capital.  At all times, the Company must reserve and keep available in its unissued common stock to allow for conversion of the entire principal amount of the debt.

-	Cannot seek additional debt financing from other sources

Iron Mining Group, Inc.
(A Development Stage Company)
(formerly WorldVest, Inc.)
Notes to Consolidated Financial Statements

Note 8: Convertible Debentures, Net of Discounts (Continued).

-	Cannot incur liens
-	Cannot merger or consolidate with another entity and cannot complete additional acquisitions
-	Cannot incur capital expenditures exceeding $1.5 million through its subsidiary
-
Engage BDO Seidman for the audit of the year ended December 31, 2010.  On April 15, 2011, the Company was negotiating a forbearance waiver from the lender since they were unable to engage BDO Seidman for the 2010 audit, but it is anticipated that BDO will be engaged as the Company auditor for 2011.

Additionally, from the commencement of the debt up to 4 years from the first shipment of 30,000 MT or more in a single shipment, lenders will receive a royalty of $0.10 per metric ton per each $100,000 of portion thereof of the debt, on all iron ore shipped by the Company or any of its subsidiaries or affiliates from Chile to Mexico.  This royalty payment will continue and survive any repayment of the loan.

As of December 20, 2010 the Company has recorded a debt issuance cost of $300,000, which was paid through the issuance of a $300,000 Junior Convertible Debenture along with a $149,954 debt issuance cost that was paid in commons stock and warrants.  As of December 31, 2010 the company has amortized $18,131 and has current balance of $281,868 and also amortized $9,063 leaving a current negative equity balance of $140,891.  The Company will amortize this combined debt issuance cost through June 20, 2011.

Note 9: Derivative Liabilities

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, when the entity does not have enough authorized capital to satisfy the conversion of debt and the exercise of warrants, are deemed to be derivative instruments.  The conversion feature of the Company’s convertible debenture (described in Note 8), the related warrants if exercised and converted into shares of the common stock, the Company does not have enough authorized capital.  Additionally, the Company was required to include the reset conversion price and exercise price provisions in order to allow the holders to any lower prices in future financings. In accordance with the FASB authoritative guidance, the conversion feature of the Convertible Debentures was separated from the host contract (i.e. the Convertible Debentures) and recognized as a derivative liability in the balance sheet, and the warrants issued in connection with the convertible notes have been recorded as derivative liabilities in the balance sheet to be re-measured at the end of every reporting period with changes in fair values reported in the consolidated statements of operations.

The derivative liabilities were valued using the Black-Scholes valuation techniques with the following assumptions:

	December 20, 2010 (Issuance date)	December 31, 2010 (Re-measurement)
Conversion feature of Convertible Debenture:
Risk-free interest rate	1.99%	2.01%
Expected volatility	92%	92%
Expected life (in years)	2.5 years	2.34 years
Expected dividend yield	-	-

Fair Value:
Conversion feature	$815,509	$904,222
Warrants	$1,691,063	$1697,275

Note 10: Accrued Liabilities

As of December 31, 2010 the company had a balance of $193,755 of accrued liabilities owed to employees for reimbursement of expenses.

Iron Mining Group, Inc.
(A Development Stage Company)
(formerly WorldVest, Inc.)
Notes to Consolidated Financial Statements

Note 11: Long-Term Convertible Debentures

Convertible Long Term Debentures consisted of the following as of December 31, 2010 and December 31, 2009:

	December 31,	December 31,
	2010	2009
Convertible Long Term Debenture unrelated party, secured, 9% interest, matures on December 31, 2012, balloon payment of principal. PIK interest paid quarterly.	100,000	-
	$100,000	$-

During the year ended December 31, 2010 and December 31, 2009, the Company had interest expense of $1,578 and $0, respectively, related to all convertible debentures due to unrelated parties.  As of December 31, 2010 and December 31, 2009, the Company had accrued interest for notes payable of $1,578 and $0 respectively.

Note 12: Preferred Shares

On December 31, 2009, WorldVest came to agreement with WorldVest Equity, Inc. to convert its $6,000,000 9% Convertible Debenture into 4,000,000 newly issued Series B Preferred Shares, each convertible into one share of common stock, which continue to pay a 9% PIK “Paid in Kind” Dividend through December 31, 2013 and 1,000,000 new Series C non-equity Preferred Shares that carry 100 common stock votes for each share issued.  All shares were issued to WorldVest Equity, Inc. and transferred to Alexis WV Investors, LLC.

Note 13: Related Party Transactions

On April 10, 2009, Mr. Garrett K. Krause agreed to a consulting contract and paid a minimum of $25,000 for the 3-month period in order to execute the WorldVest, Inc. merchant-banking plan on behalf of the new majority shareholder WorldVest Equity, Inc.  This agreement was amended and Mr. Krause agreed to receive a base salary of $114,906 for 2009 and $152,788 for 2010.

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

Iron Mining Group, Inc.
(A Development Stage Company)
(formerly WorldVest, Inc.)
Notes to Consolidated Financial Statements

Note 13: Related Party Transactions (Continued).

On July 1, 2010, the Company agreed to transfer all operations of FutureVest Management (Shenyang) Co. to The WorldVest Fund for $1.00.  This transaction will have no recourse to Iron Mining Group, Inc.

On August 27, 2010 and amended on November 19, 2010 and further amended and finalized on March 31, 2011, the Company agreed to acquire 100% of CIM Mineral Investors, S.A., which holds 99.9% equity in Mineral Iron Mining Group Chile, Ltda. from IMG Stock Holdings SA.  This deal was closed on November 19, 2010.  The final terms of the transaction included payment of 32,000,000 shares and 7,500,000 warrants with 22,000,000 of the 32,000,000 shares are held in escrow pursuant to a performance based earn-out provision.  Simultaneous to this transaction IMG Stock Holdings, S.A. dba Javalon acquired CIM Mineral Investors, S.A. from a group of investors with the same performance based provisions which was passed through to IMG.

The company pays $3,500 per month to the CEO for partial rent of personal property, which is used as office location for is Los Angeles offices.  This is a month-to-month rental agreement until the Company set ups its own offices in Los Angeles.

Note 14: Equity

On April 9, 2009, Wilmington Partners, CaboWest Group, and Javalon Investment Partners sold an aggregate 51,000,000 shares of Catalyst Ventures common stock to The WorldVest Fund for a price of three hundred thousand dollars ($300,000).  The total of 51,000,000 shares represented 86.47% of our issued and outstanding common stock.  The WorldVest Fund will own a total of 51,000,000 shares, representing 86.47% of our issued and outstanding common stock.  Garrett K. Krause is the Executive Chairman of The WorldVest Fund and will be deemed a beneficial owner of 70% of the fully diluted WorldVest, Inc. stock through investment companies and trusts for which Garrett K. Krause is either Executive Chairman and/or Managing Director.

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

On February 26, 2010 and on March 24, 2010, the Company issued 15,323 shares and 70,507 shares respectively to interest holders of Alexis WV Investors, LLC as payment against the common stock payable of $284,544 on December 31, 2009.

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

Iron Mining Group, Inc.
(A Development Stage Company)
(formerly WorldVest, Inc.)
Notes to Consolidated Financial Statements

Note 14: Equity (Continued)

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

On September 30, 2010, the Company cancelled 20,000 shares previously issued on March 24, 2010 and credited them back to Common Stock Payable account

On September 30, 2010, the Company agreed to pay 90,000 common shares as part of the preferred stock dividend paid on the 4,000,000 Class B Preferred Shares for a total amount of $167,400 based on the average stock price for the quarter of $1.86 per share.  The $167,400 has increased the common stock payable account.

On October 29, 2010 and November 8. 2010 the Company issued 62,500 shares and 31,250 shares to an investor for gross proceeds of $100,000 and $50,000 respectively

On November 17, 2010, the Company issued 15,000 shares to a consulting firm and recorded $30,000 as prepaid deposit for future services. The shares were valued based on the fair value of the common stock.

On November 19, 2010, the Company issued 32,000,000 shares for the acquisition of CIM Mineral Investors, S.A. whereby the company pending completion of a performance holds 22,000,000 of these shares in escrow based acquisition earn-out provision

On December 7, 2010, the Company issued 20,000 shares in payment of a retainer due diligence fee and recorded $41,000 as retainer expense. The shares were valued based on the fair value of the common stock.

On December 28, 2010, the Company issued 130,000 shares to the Executive Vice President of Operations of the company for gross proceeds of $208,000 whereby $130,000 was paid in cash and $78,000 was recorded as prepaid services for 2011.

On December 31, 2010, the Company agreed to pay 90,000 common shares as part of the preferred stock dividend paid on the 4,000,000 Class B Preferred Shares for a total amount of $181,800 based on the average stock price for the quarter of $2.02 per share. The $181,800 has increased the commons stock payable account.

Note 15: Warrants

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2010 and changes during the year ended on that date:

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2009	0	$3.00
Granted	4,167,615	2.00
Exercised	-	0.00
Cancelled	-	0.00
Outstanding at December 31, 2009	4,167,615	$2.72
Granted	11,273,750	3.20
Exercised	-	0.00
Cancelled	-	0.00
Outstanding at December 31, 2010	15,441,365	$3.16

Warrants exercisable at December 31, 2010	15,441,365	$3.15
Warrants exercisable at December 31, 2009	4,167,615	$3.00

Iron Mining Group, Inc.
(A Development Stage Company)
(formerly WorldVest, Inc.)
Notes to Consolidated Financial Statements
Note 15: Warrants (Continued).

The following tables summarize information about stock warrants outstanding and exercisable at December 31, 2010:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
$ 2.00	5,050,000	5.51	$ 2.00
$ 2.75	223,750	3.00	$ 2.65
$ 3.00	4,167,615	3.00	$ 3.00
$ 3.50	3,000,000	6.89	$ 3.50
$ 5.00	3,000,000	6.89	$ 5.00
	15,441,365	5.33	$ 3.16

Note 16: Commitments and Contingencies

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. Such matters can be subject to many uncertainties, and outcomes are not predictable with assurance. As of December 31, 2010 the Company is a defendant in a lawsuit with Mr. Sterling Pardoe McGregor as described in Item 3 of its recent 10-K filing and has not provided for any such contingencies, accordingly.

Note 17: Subsequent Events

On March 17, 2011, IMG incorporated a wholly owned Mexican subsidiary under the name of Hierro IMG Mexico, S.A and through this company IMG will conduct iron ore business throughout Mexico.

On March, 31, 2011 IMG reached an agreement to amend the terms of the November 19, 2010 CIM Mineral Investors, S.A. acquisition agreement whereby of the 32,000,000 shares issued only 10,000,000 were vested immediately and the balance of the 22,000,000 shares were deposited into an escrow under the earn out provisions whereby the shares would be released pari-passu with the production and sale of 1,000,000 MT of iron ore from the company over at 7 year period.

On March 31, 2011, IMG signed a Letter of Intent to acquire 50% of an Iron Ore mine located in the State of Sonora, Mexico. At this time, IMG is doing its due diligence on the project prior to closing of such transaction.