Form 10-Q
period 2011-03-31
IRON MINING GROUP, INC.
filed 2011-05-23
CIK 1416712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

or

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

(646) 389-3070
 (Registrant’s telephone number, including area code)

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

As of May 23, 2011 there were 69,785,539 shares outstanding of the registrant’s common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Iron Mining Group, Inc
(A Development Stage Company)
(Formerly WorldVest, Inc.)
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets

Current assets:
Cash	$1,892,048	$2,597,486
Prepaid expenses	6,349	12,352
Other current assets	933	-
Debt issuance cost	133,516	281,868
Total current assets	2,032,846	2,891,706

Property and equipment, net of accumulated depreciation	19,466	16,421
Mineral assets	1,686,034	1,686,034

Total Assets	$3,738,346	$4,594,161

Liabilities and Stockholders' (Deficit)

Current Liabilities:
Accounts payable	$99,074	$93,757
Accrued liabilities	70,402	193,755
Accrued payroll and payroll taxes	110,828	117,849
Accrued interest payable	155,464	29,464
Accrued interest payable - related parties	31,639	15,535
Convertible debentures, net of discounts	2,181,476	928,190
Derivative liability	2,594,296	2,601,497
Notes payable	11,600	-
Notes payable - related parties	291,571	406,071
Discontinued operations: Accrued interest payable - related parties	84,313	119,680
Total current liabilities	5,630,663	4,505,798

Long-Term Liabilities:
Contingent debt - related to mineral assets	1,040,000	1,040,000
Long-term convertible debenture	100,000	100,000
Long-term note payable - related parties	249,398	249,398
Discontinued operations: long-term note payable - related parties	1,646,985	1,646,985
Total long-term liabilities	3,036,383	3,036,383

Total Liabilities	8,667,046	7,542,181

Commitments and contingencies

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 3,992,000 and no shares issued and outstanding as of March 31, 2011
and 4,000,000 issued and no shares outstanding as of December 31, 2010	3,992	4,000
Common stock, $0.001 par value, 200,000,000 shares
authorized, 91,785,539 and 69,785,539 shares issued and outstanding, respectively as of March 31, 2011 and 91,743,164 and 69,743,164 shares issued and outstanding,
respectively as of December 31, 2010	69,786	69,743
Additional paid-in capital	11,931,851	11,876,886
Common stock issuance for prepaid service	(88,500)	(108,000)
Common stock payable	429,040	259,828
Contingent common stock	22,000	22,000
Debt issuance cost	(66,738)	(140,891)
Accumulated (deficit)	(13,843,276)	(13,843,276)
Deficit accumulated during development stage	(3,632,806)	(1,338,383)
Total stockholders' (deficit) before non controlling interest	(5,174,651)	(3,198,093)
Non-controlling interest	245,951	250,073
Total stockholders' (deficit)	(4,928,700)	(2,948,020)

Total liabilities and stockholders' (deficit)	$3,738,346	$4,594,161

See Accompanying Notes to Consolidated Financial Statements

Iron Mining Group, Inc.
(A Development Stage Company)
(Formerly WorldVest, Inc.)
Consolidated Statements of Operations
(Unaudited)
			November 19, 2010
	For the three months ended		to
	March 31,		March 31,
	2011	2010	2011
Revenue
Total revenue	$7,201	$-	$7,201
	7,201	-	7,201

Expenses:
Investment banking expense	222,505	-	349,700
Rent expense	2,735	14,097	2,735
Rent expense - related party	10,500	-	18,000
Executive management compensation	204,322	59,680	206,444
General and administrative expenses	250,374	35,511	812,359
Derivative expense	-	-	94,925
Depreciation expense	1,564	725	2,288

Total expenses	692,000	110,012	1,486,451

Operating loss	(684,799)	(110,012)	(1,479,250)

Other income (expense)
Interest expense	(126,000)	-	(145,034)
Interest expense - related parties	(64,836)	-	(106,684)
Interest expense - debt discount	(1,253,286)	-	(1,388,047)
Interest Income	152	-	152
Foreign exchange Gains/Losses	(564)	-	(564)
Total other income/(expense)	(1,444,534)	-	(1,640,177)

Loss before provision for income taxes	(2,129,333)	(110,012)	(3,119,427)

Provision for income taxes	-	-	-

Loss from continuing operations	(2,129,333)	(110,012)	(3,119,427)

Discontinued operations
Income (expense) from operations of discontinued
Consulting business related income	-	297,067	-
Consulting business related expense	-	(113,504)	(166,489)
Gain(Loss) on discontinued operations	-	183,563	(166,489)

Net loss	$(2,129,333)	$73,551	$(3,285,916)

Allocation to non-controlling interest	4,122	-	4,122

Net loss attributable to common stockholders	$(2,125,211)	$73,551	$(3,281,794)

Weighted average number of common shares	69,746,442	59,013,275	69,651,042
outstanding - basic and fully diluted

Loss per share- basic and fully diluted
Net (loss) from continuing operations	$(0.03)	$(0.00)	$(0.05)
Net (loss) from discontinuing operations	$0.00	$0.00	$0.00
Net (loss) from continuing and discontinuing operations	$(0.03)	$(0.00)	$(0.05)

See Accompanying Notes to Consolidated Financial Statements

Iron Mining Group, Inc
(A Development Stage Company)
(Formerly WorldVest, Inc.)
Consolidated Statement of Stockholders' (Deficit)

						Common					Deficit
						Stock					Accumulated
					Additional	Issued for	Common	Contingent	Debt		During		Total
	Common Shares		Preferred Shares		Paid-In	Prepaid	Stock	Common	Issuance	Accumulated	Development	Non-controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Services	Payable	Stock	Cost	(Deficit)	Stage	Interest	(Deficit)

Balance, December 31, 2010	69,743,164	$69,743	4,000,000	$4,000	$11,876,886	$(108,000)	$259,828	$22,000	$(140,891)	$(13,843,276)	$(1,338,383)	$250,073	$(2,948,020)

Issuance of common stock for cash investment on January 21, 2011.	15,625	16			24,984								25,000

Issuance of common stock for cash investment on January 21, 2011.	15,625	16			24,984								25,000

Issuance of common stock for cash investment on January 24, 2011.	3,125	3			4,997								5,000

Conversion of preferred stocks to common stocks on March 21, 2011.	8,000	8	(8,000)	(8)									-

Record of debt issuance cost expense on March 31, 2011.									74,153				74,153

Issuance of common stock for preferred stock dividend on March 31, 2011.							169,212				(169,212)		-

Record of amortization of contractor prepaid on March 31, 2011.						19,500							19,500

Net loss for the three months ended March 31, 2011.											(2,125,211)	(4,122)	(2,129,333)

Balance, March 31, 2011	69,785,539	$69,786	3,992,000	$3,992	$11,931,851	$(88,500)	$429,040	$22,000	$(66,738)	$(13,843,276)	$(3,632,806)	$245,951	$(4,928,700)

See Accompanying Notes to Consolidated Financial Statements

Iron Mining Group, Inc
(A Development Stage Company)
(Formerly WorldVest, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)
			November 19, 2010
	For the three months ended		to
	March 31,		March 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,129,333)	$73,551	$(3,285,916)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Depreciation expense	1,564	1,449	3,012
Stock based expenses	-	-	211,308
Derivative liability decrease	(7,201)	-	87,724
Amortization of the warrants and beneficial conversion feature	1,253,286	-	1,388,048
Amortization of debt issuance costs	148,352	-	166,484
Amortization of deferred offering costs	74,153	-	74,153
Amortization of common stocks issued for contractor prepaid	19,500	-	19,500

Changes in operating assets and liabilities:
(Increase) in prepaid expenses	6,003	-	31,708
(Increase) in employee advances	-	2,250	-
(Increase) in other current assets	(933)	-	(933)
(Increase) in trade receivable	-	(220,000)	-
(Increase) in trade receivable - related parties	-	(50,000)	-
Increase in accounts payable	5,317	4,127	80,188
Increase in accrued liabilities	(123,353)	-	38,855
Increase in accrued payroll and payroll taxes	(7,021)	1,200	12,294
Increase in accrued interest payable	126,000	2,958	145,034
Increase in accrued interest payable - related party	16,104	-	16,104
Increase in discontinued operations: accrued interest payable - related party	(35,367)	48,456	(31,424)
Decrease in receivables	-	-	2,631

Net cash used in operating activities	(652,929)	(136,009)	(1,041,231)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral Assets	-	-	(136,859)
Proceeds for notes receivable - related party	-	16,752	-
Purchase of property, plant and equipment	(4,609)	-	(4,609)

Net cash (used in) provided by investing activities	(4,609)	16,752	(141,468)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	11,600	-	3,311,600
Proceeds from notes payable - related party	-	119,689	-
Repayments on notes payable - related party	(114,500)	-	(114,500)
Discontinued operations: proceeds from notes payable - related party	-	17,745	-
Discontinued operations: repayments for notes payable - related party	-	(13,619)	(25,000)
Proceeds from debt issuance cost	-	-	(300,000)
Proceeds from sale of common stock	55,000	-	185,000

Net cash (used in) provided by financing activities	(47,900)	123,815	3,057,100

NET CHANGE IN CASH	(705,438)	4,558	1,874,401

CASH AT BEGINNING OF YEAR	2,597,486	2,480	17,647

CASH AT END OF PERIOD	$1,892,048	$7,038	$1,892,048

SUPPLEMENTAL INFORMATION:
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for prepaid services	$-	$-	$78,000
Common stock issued for preferred stock dividend	$169,212	$-	$351,012
Common stock issued for mineral assets	$-	$-	$32,000
Liability assumed for mineral assets	$-	$-	$1,040,000
Debt discount associated with issuance of warrants and
beneficial conversion feature attached to convertible note	$-	$-	$2,506,572
Non controlling interest assured for mineral assets	$-	$-	$250,073
Derivative liability recognized with issuance of security debenture	$-	$-	$2,506,572

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

Recently, the Company has finalized its transition from a global merchant bank to an iron ore mining company, with its focus on the acquisition and development of iron ore mining properties in Chile and Mexico.  On August 27, 2010, Iron Mining Group closed on the acquisition of 100% of CIM Mineral Investors, S.A. a BVI mineral holding company (“CIM Mineral”) that owns 99.9% of Minera Iron Mining Group Chile, Ltda. (formerly Chile Inversiones de Minerales, Ltda.).  Iron Mining Group amended the terms of the transaction on November 19, 2010.  “IMG Chile” is considered the Chilean parent operating company for all Iron Mining Group iron ore business in Chile and currently holds a 100% equity interest in the Atacama Desert Iron Ore Mine, a 100% equity interest in the Tocopilla Iron Sands Mine and a 50% equity interest in Cruz Grande, S.A., with an option to acquire another 20%.  On March 31, 2011, the terms were amended and finalized, whereby 32,000,000 shares of Iron Mining Group common stock were issued for the acquisition of CIM Mineral.  22,000,000 of these shares were escrowed and will vest upon successful production and export of 1,000,000 metric tons of iron ore from CIM Mineral’s properties.

In the first quarter of 2011, the Company incorporated a wholly-owned operating subsidiary in Mexico under the name of Hierro IMG Mexico, SA de CV, and has signed two letters of intent for iron ore exploration and development joint ventures.  The Company also opened its Manzanillo pre-port patio, which will serve as our base for the Manzanillo Iron Ore Co-OP.

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

Basis of Presentation

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).  Management has included all nominal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented.  Interim results are not necessarily indicative results for a full year.  The information included in this quarterly report on Form 10-Q should be read in conjunction with information included in the 2010 annual report on Form 10-K.

Principles of Combination

Financial Accounting Standards Board (“FASB”) ASC 805, “Business Combinations” ASC 805 a “business combination” excludes transfers of net assets or exchanges of equity interests between entities under common control.  ASC 805 also states that transfers of net assets or exchanges of equity interests between entities under common control should be accounted for similar to the pooling-of-interests method (“as-if pooling-of-interests”) in that the entity that receives the net assets or the equity interests initially recognizes the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. Because the Company and WorldVest, LLC and FutureVest were under common control at the time of the acquisitions, the transfer of assets and liabilities of WorldVest, LLC and FutureVest were accounted for at historical cost in a manner similar to a pooling of interests.  For financial accounting purposes, the acquisition was viewed as a change in reporting entity and, as a result, required restatement of the Company’s financial statements for all periods subsequent to June 18, 2009, the date of the transaction and the date at which common control of the Company and WorldVest, LLC and FutureVest by Iron Mining Group, Inc. commenced.  Accordingly, the Company’s consolidated balance sheets as of March 31, 2011 and December

Iron Mining Group, Inc.
(A Development Stage Company)
(formerly WorldVest, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

31, 2010, and the consolidated statement of operations, consolidated statement of stockholders’ deficit and consolidated statement of cash flows for the quarter ended March 31, 2011, include Iron Mining Group, Inc. consolidated with the assets of WorldVest, LLC and FutureVest.  As of December 31, 2010, Iron Mining Group transferred the ownership of FutureVest to The WorldVest Fund, S.A. in a related party transaction causing for a gain on the sale of assets of $35,152.

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

Cash and Equivalents

For the purpose of the statement of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were $1,892,048 and $2,597,486 cash equivalents as of March 31, 2011 and December 31, 2010, respectively.

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

Dividends

During the quarter ended March 31, 2011, the Company declared a share dividend of 88,747 common shares with a market value of $169,212 as payment on the Class B Preferred Shares issued as of December 31, 2010.  Some of this dividend has not been issued and is reflected as a balance in the common stock payable equity account.

Loss per common share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the statement of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock.  For the quarter ended

Iron Mining Group, Inc.
(A Development Stage Company)
(formerly WorldVest, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

Loss per common share (Continued)

March 31, 2011 and 2010, the denominator in the diluted EPS computation is the same as the denominator for basic EPS because the Company had net losses and the 15,475,740 warrants outstanding would have been anti-dilutive.

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

For the quarter ended March 31, 2011, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007.  As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.  The Company anticipates incurring additional taxable losses while it completes the development and commercialization of its iron ore mining business.  The Company may in the future become subject to federal, state and city income taxation, though it has not been since its inception.

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

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis in the accompanying balance sheet.  The Company’s financial instruments consist of cash and payables.  The carrying amounts of the Company’s financial instruments approximate their fair values as of March 31, 2011 and December 31, 2010, due to their short-term nature.

•
Level 1 – The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.  Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability.  However, relatively few items, especially physical assets, actually trade in active markets.

               Iron Mining Group, Inc.
                A Development Stage Company)
(formerly WorldVest, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments (Continued)

•
Level 2 – FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information.  To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

•
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

Note 2: Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has accumulated consolidated net losses through March 31, 2011.  The Company’s current liabilities exceed its current assets by $3,597,817 as of March 31, 2011.

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

Management’s plan, in this regard, is to focus its efforts on the development of the current projects within IMG Mexico and IMG Chile to rapidly reach commercial production and export of iron ore against its existing Chinese iron ore off take agreements.  The Company anticipates purchasing its first iron ore from its Mexico cash Co-Op in the second quarter of 2011 with its first export by early in the third quarter.  In addition, the Company anticipates its own mine production coming online by the fourth quarter of 2011.  In addition, the Company recently launched its international iron ore trading company and executed a Put Option Agreement, whereby the OroGrande Iron Ore Company can put up to 6,120,000 MT of Iron Ore over the next 3 years starting in

Iron Mining Group, Inc.
(A Development Stage Company)
(formerly WorldVest, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

Note 2: Going Concern (Continued)

July of 2011.  Additionally, the Company agreed to a permanent assignment of the Installment Contract from OroGrande Iron Ore Company.  With the immediate export and sale of the first 180,000 Metric Tons of iron ore under the first confirmed put option, IMG will begin generating significant ongoing cash flow to cover all operating expense and fully repay any current debts the company may have incurred and automatically trigger the permanent assignment for the balance of the 5,980,000 Metric Tons over the 3 year period.

The Company anticipates beginning initial production on its Atacama Desert Iron Ore Mine through the instillation of a pilot plant in late 2011, with full commercial production targeted for early 2012.  Next, the Company anticipates receiving final authorizations to begin commercial mining on its Chilean ocean sands projects in the first half of 2013.

Note 3: Mineral Assets and Valuation

The following acquisitions completed by the Company were all accounted for under the purchase method of accounting and, accordingly, their results of operations have been consolidated in the Company’s financial statements since the respective dates of acquisition.

On August 27, 2010 and amended on November 19, 2010 and further amended on March 31, 2011, the Company acquired 100% of CIM Mineral Investors, S.A. a BVI mineral holding company that owns 99.9% of Minera Iron Mining Group Chile, Ltda. (formerly Chile Inversiones de Minerales, Ltda.) “IMG Chile”, which holds a 100% equity interest in the Atacama Desert Iron Ore Mine, a 100% equity interest in the Tocopilla Iron Sands Mine and a 50% equity interest in Cruz Grande, S.A, which owns 100% of Chispitas Doradas Mineral Concession, with an option to acquire another 20%.

IMG Stock Holdings, the Company’s majority stockholder, originally acquired CIM Mineral Investors, S.A. from a group of investors in exchange for equity in IMG Stock Holdings, S.A. dba Javalon, which simultaneously transferred 100% ownership of CIM Mineral Investors, S.A. along with the negotiated pass through earn-out performance conditions for a total of 32,000,000 shares of Iron Mining Group common stock.  At this time, the full 22,000,000 shares are issued and held in escrow based on an earn-out provision that provides for release based on 1,000,000 metric tons of iron ore produced and exported from its Chilean iron ore properties.

During 2011, the Company will engage an independent mineral valuation company and an independent business valuation company in order to assist the Company with determining the fair value of the CIM Mineral Investors, S.A. transaction in an attempt to record the proper valuation of its two iron ore assets on the Company’s Financial Statements.  As of December 31, 2010, the Company has preliminarily valued the two Chilean iron ore assets at $32,000, which equates to the par value of the number of shares issued as part of the agreement including the contingent consideration of 22,000,000 escrowed shares pending the earn-out provision.  The Company has placed a fair value of $0 on the 7,500,000 warrants issued as part of the agreement.  During the course of the next year, the Company will take the necessary steps to properly value the transaction.

On November 19, 2010, the Company closed on a third iron ore asset acquisition when it acquired 50% of Cruz Grande, S.A. (“Cruz Grande”) and as part of the transaction, the Company paid $300,000 in cash for 50% of the equity with an option to acquire another 20% for $4,000 subject to payment of a pre-existing debt to the minority shareholder of $1,040,000.  The transaction also called for the assumption of current liabilities of $1,040,000 owed to shareholders, $200,000 overdue for the royalty buyout agreement and another $67,000 of debts to professional contractors engaged by Cruz Grande.

Cruz Grande currently owns 100% of the Chispita Doradas Mineral Concession in the fourth region of Chile located about 90 km from La Serena.

As of March 31, 2011, Minera Iron Mining Group Chile, Ltda. (“IMG Chile”) and its subsidiary, Cruz Grande, have not commenced revenue or expense operations and through March 31, 2011, hold ownership positions on certain mineral concession assets.  The Company is in the process of completing independent consolidated 2-year historical audit of IMG Chile, which will include its controlling interest in Cruz Grande.

Iron Mining Group, Inc.
(A Development Stage Company)
(formerly WorldVest, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

Note 3: Mineral Assets and Valuation (Continued)

Neither IMG Chile nor Cruz Grande has any historical income.  The companies hold mineral concessions and have not yet commenced operations as of March 31, 2011, and as such, there are no pro-forma financial information to disclose.

The Company holds a 50% equity interest in Cruz Grande and by contract has two of the three existing seats on the board of directors and as such, we have consolidated Cruz Grande with IMG Chile, with further consolidation up to Iron Mining Group.

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

In determining this course of action, the Company is relying on the following GAAP accounting policy:

In some situations, all information required to (1) measure the consideration transferred, (2) identify and measure assets acquired and liabilities assumed, (3) measure the non-controlling interest, and (4) calculate goodwill or a bargain purchase will not be available on the date of acquisition.  If accounting for the business combination is incomplete as of the end of the first reporting period subsequent to the combination, the financial statements should reflect provisional amounts used to record the transaction.  As information subsequently becomes available, such provisional amounts should be retrospectively adjusted (which may include recognition of additional identifiable assets acquired or liabilities assumed).  The period over which the new or additional information necessary for a final accounting of the business combination is received (or it is determined that the necessary information is not obtainable) is referred to as the measurement period; note, though, that the measurement period may not extend beyond one year from the acquisition date.  Once the measurement period ends, revisions to amounts recorded in the business-combination transaction may be made only to correct an error.

Over the next three months, the Company plans to set up a pilot plant in the Atacama Desert Iron Ore Mine, which will enable the processing and sale of 5,000 MT per month and allow our projection assumptions to be proven out.  Simultaneously, we will continue our JORC compliant drilling efforts in order to further advance our Atacama reserve estimates.  With this pilot plant proving out our assumptions and continued drilling, the independent valuation companies should be able to come to a fair valuation that can be agreed on by the company and its auditors.

Simultaneously, we will continue pursuit of our final Marine Concession for the Tocopilla and La Serena, which, if granted, will allow us to mine the ocean floor where there are projected to be hundreds of millions of metric tons of raw iron sands with an iron content up to 50%.  It is anticipated that once the marine concession is approved these two properties would become world-class iron ore mineral deposits with substantial value.

As of March 31, 2011 the acquisition has been preliminarily recorded on the Company’s financial statements as follows:

March 31,
2011
Issuance of common stock at par value (preliminary valuation)	$32,000
Contingent debt – mineral assets	1,040,000
Non-controlling interest value	250,073
Other debts assumed	107,011
Other mineral investments	256,950
$1,686,034

Iron Mining Group, Inc.
(A Development Stage Company)
(formerly WorldVest, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

Note 4: Trade Receivables

During the year of 2010, we provided consulting services to a related party to the CEO in exchange for $103,430 and to non-related parties of $220,000 for a value totaling $323,430.  As of March 31, 2011, we have not received payments on these trade receivables.  However, due to the current financial position of the customer, payments will be recognized as income is received.  These consulting services are part of our discontinuing operations.  As of December 31, 2010 the Company wrote off $323,430 in Trade Receivables.

Note 5: Property and Equipment

Property and Equipment consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Computer equipment	$17,022	$12,412
Furniture and equipment	12,808	12,809
Accumulated depreciation	(10,364)	(8,800)
	$19,466	$16,421

During the quarter ended March 31, 2011 and 2010, the Company recorded depreciation expense of $1,564 and $1,449, respectively.

Note 6: Notes Payable – Related Parties.

Notes payable consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Various Promissory Notes to related parties to the CEO, unsecured, matures December 31, 2012	$249,398	$249,398
Various Promissory Notes to related parties to the CEO, unsecured, matures December 31, 2012. These notes are recorded as part of discontinued operations	1,646,985	1,646,985
Notes payable, related party, unsecured, 12% interest, matures on or before December 31, 2011.	291,571	406,071
	$2,187,954	$2,302,454

During the quarter ended March 31, 2011 and March 31, 2010, the Company had interest expense of $64,836 and $51,227, respectively, related to all notes payable for to related parties.  As of March 31, 2011 and March 31, 2010, the Company had accrued interest for notes payable of $115,952 and $171,094, respectively.

Iron Mining Group, Inc.
(A Development Stage Company)
(formerly WorldVest, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

Note 7: Convertible Debentures, Net of Discounts

Convertible Debentures, net of discounts consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Senior Convertible Short Term Bridge Note Debenture unrelated party, secured, 15% interest, matures on June 20, 2011, balloon payment of principal and accrued interest.	$3,000,000	$3,000,000
Junior Convertible Debenture unrelated party, secured, 15% interest, matures on June 20, 2011, balloon payment of principal and accrued interest.	300,000	300,000
Debt Discount	(1,118,524)	(2,371,810)
	$2,181,476	$928,190

During the quarter ended March 31, 2011 and March 31, 2010, the Company had interest expense of $1,377,036 ($123,750 of actual interest and $1,253,286 allocated as interest expense attributed to the fair value of options and warrants issued under Black-Scholes) and $0, respectively, related to all convertible debentures due to unrelated parties.  As of March 31, 2011 and March 31, 2010, the Company had accrued interest for notes payable of $140,024 and $0 respectively.

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

The Company has the following debt covenants to comply with:

•	Punctual payment of principal and interest;
•	Financial statements and other information to be delivered no more than 10 business days after the reports are furnished to management;
•	Maintain its current place of business and location of records;
•	Provide notices of defaults, penalties, litigation, etc.;
•	Maintain business in good standing and pay all necessary taxes and fees;
•	Maintain assets in reasonably good condition;
•	Notify lenders of any adverse changes in change in the financial condition of the Company;
•	Follow the use of proceeds as agreed upon;
•
Increase its authorized shares to 200,000,000 shares.  As of January 4, 2011, the Company amended its articles of incorporation and increased its authorized capital.  At all times, the Company must reserve and keep available in its unissued common stock to allow for conversion of the entire principal amount of the debt;

•	Cannot seek additional debt financing from other sources;
•	Cannot incur liens;
•	Cannot merger or consolidate with another entity and cannot complete additional acquisitions;
•	Cannot incur capital expenditures exceeding $1.5 million through its subsidiary; and

Iron Mining Group, Inc.
(A Development Stage Company)
(formerly WorldVest, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

•
Engage BDO Seidman for the audit of the year ended December 31, 2010 (On May 9, 2011, the Company signed a forbearance agreement and forwarded to its lender since they were unable to engage BDO Seidman for the 2010 audit, but it is anticipated that BDO will be engaged as the Company auditor for 2011.  As of May 23, 2011, the Company had not received a return signed copy of this agreement from its lender).

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

As of December 20, 2010, the Company has recorded a debt issuance cost of $300,000, which was paid through the issuance of a $300,000 Junior Convertible Debenture along with a $149,954 debt issuance cost that was paid in commons stock and warrants.  As of March 31, 2011, the Company has amortized $148,352 and has current balance of $133,516 and also amortized $74,153 leaving a current negative equity balance of $66,738.  The Company will amortize this combined debt issuance cost through June 20, 2011.

Note 8: Derivative Liabilities

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

The derivative liabilities were valued using the Black-Scholes valuation techniques with the following assumptions:

	December 20, 2010 (Issuance date)	March 31, 2011 (Re-measurement)
Conversion feature of Convertible Debenture:
Risk-free interest rate	1.99%	2.21%
Expected volatility	92%	94%
Expected life (in years)	2.5 years	2.21 years
Expected dividend yield	-	-

Fair Value:
Conversion feature	$815,509	$900,621
Warrants	$1,691,063	$1,693,675

Note 9: Accrued Liabilities

As of March 31, 2011 the company had a balance of $70,402 of accrued liabilities owed to employees for reimbursement of expenses.

Iron Mining Group, Inc.
(A Development Stage Company)
(formerly WorldVest, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

Note 10: Long-Term Convertible Debentures

Convertible Long Term Debentures consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Convertible Long Term Debenture unrelated party, secured, 9% interest, matures on December 31, 2012, balloon payment of principal. PIK interest paid quarterly.	$100,000	$100,000
	$100,000	$100,000

During the quarter ended March 31, 2011 and March 31, 2010, the Company had interest expense of $2,250 and $0, respectively, related to all convertible debentures due to unrelated parties.  As of March 31, 2011 and March 31, 2010, the Company had accrued interest for notes payable of $3,828 and $0, respectively.

Note 11: Preferred Shares

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

On March 24, 2011, 8000 shares of Series B Preferred Shares were converted into common stocks leaving the total of 3,992,000 as of March 31, 2011.

Note 12: Related Party Transactions

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
(unaudited)

Note 13: Equity

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

The Company pays $3,500 per month to the CEO for partial rent of personal property, which is used as office location for its Los Angeles offices.  This is a month-to-month rental agreement until the Company set ups its own offices in Los Angeles.

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

On January 21, 2011 and January 24, 2011, the Company issued 31,250 shares and 3,125 shares to an investor for gross proceeds of $50,000 and $5,000, respectively.

On March 24, 2011, 8,000 shares of Class B Preferred Shares were converted into common stock leaving the total of 3,992,000 as of March 31, 2011.

On March 31, 2011, the Company agreed to pay 88,747 common shares as part of the preferred stock dividend paid on the Class B Preferred Shares for a total amount of $169,212 based on the average stock price for the quarter of $1.91 per share.  The $169,212 has increased the commons stock payable account.

Iron Mining Group, Inc.
(A Development Stage Company)
(formerly WorldVest, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

Note 14: Warrants

The following is a summary of the status of all of the Company’s stock warrants as of March 31, 2011 and changes during the quarter ended on that date:

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2010	4,167,615	$3.00
Granted	11,273,750	3.20
Exercised	-	0.00
Cancelled	-	0.00
Outstanding at December 31, 2010	15,541,365	$3.15
Granted	34,375	2.75
Exercised	-	0.00
Cancelled	-	0.00
Outstanding at March 31, 2011	15,475,740	$3.15

Warrants exercisable at March 31, 2011	15,475,740	$3.15
Warrants exercisable at December 31, 2010	11,273,750	$3.15

The following tables summarize information about stock warrants outstanding and exercisable at March 31, 2011:

STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
$2.00	5,050,000	5.51	$2.00
$2.75	258,125	3.00	$2.65
$3.00	4,167,615	3.00	$3.00
$3.50	3,000,000	6.89	$3.50
$5.00	3,000,000	6.89	$5.00
	15,441,365	5.33	$3.16

Note 15: Commitments and Contingencies

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims.  Such matters can be subject to many uncertainties, and outcomes are not predictable with assurance.  As of March 31, 2011, the Company is a defendant in a lawsuit with Mr. Sterling Pardoe McGregor as described in Item 3 of its recent annual report on Form 10-K and has not provided for any such contingencies, accordingly.

On March, 31, 2011, IMG reached an agreement to amend the terms of the November 19, 2010 CIM Mineral Investors, S.A. acquisition agreement whereby of the 32,000,000 shares issued only 10,000,000 were vested immediately and the balance of the 22,000,000 shares were deposited into an escrow under the earn out provisions whereby the shares would be released pari-passu with the production and sale of 1,000,000 MT of iron ore from the company over at 7 year period.

On March 31, 2011, IMG signed a Letter of Intent to acquire 50% of an Iron Ore mine located in the State of Sonora, Mexico.  At this time, IMG is doing its due diligence on the project prior to closing of such transaction.

Iron Mining Group, Inc.
(A Development Stage Company)
(formerly WorldVest, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

Note 16: Subsequent Events

On April 18, 2011, IMG incorporated a wholly owned Mexican subsidiary under the name of Hierro IMG Mexico, S.A and through this company IMG will conduct iron ore business throughout Mexico.

On May 6, 2011, IMG signed a put option agreement to acquire 180,000 MT of iron ore and an assignment for a three year installment contract for up to 5,940,000 Metric Tons of iron ore over a 3 year period.  This was filed in an 8K on May 12, 2011.

On May 12, 2011, IMG signed an exclusive iron ore development agreement with Minera BarraNava, whereby IMG Mexico has secured the exclusive rights to explore the El Triangulo and La Zorra I & II Mineral Concessions for iron ore with an additional first right of refusal over other Minera BarraNava controlled concessions.

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

Plan of Operations

As the Company continues to execute its business plan in 2011, we aim to further the Company’s position in the Mexican and Chilean iron ore markets, while developing strong iron ore buying relationships.  We continue to take incremental steps forward on all of our projects and set a foundation for the next several years while striving to secure additional high-quality iron ore projects in multiple markets on favorable terms.  During the past 12 months, we have been able to attract a team of specialized individuals to guide IMG through the remainder of the development stage as we enter to commercial iron ore production and revenue growth.  The current plan will be to pursue various property acquisitions aimed at the consistent growth in monthly iron ore exports to China.

We believe that we have an opportunity, in both Mexico and Chile, to cement our position as a significant market participant in these next big global iron ore producing countries.   In the near term, we remain highly-focused on generating cash flow and subsequent earnings growth through loading and exporting the first shipload of minerals from our Mexico Co-Op and Joint Venture projects.  In parallel, over the next twelve 12 months, we plan to continue developing our existing mine development projects in both markets toward commercial production, while also acquiring additional strategic iron ore assets with the consolidated goal of maximizing both earnings per share and the net asset value of our investment portfolio.

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

Within the newly launched IMG Iron Ore Trading, we aim to leverage our extensive Chinese off-take agreements in order to sign long term exclusive supply agreements from junior miners not only located in Mexico and Chile.  This trading subsidiary will allow us to create immediate trading revenue while our own internal production comes online in Mexico and Chile.

Within IMG Mexico, we aim to develop our four existing iron ore Clusters, Sonora, Sinaloa, Manzanillo and Lazaro Cardenas, to grow monthly production and export rates to utilize all available port loading capacity.  We aim to begin exporting iron ore purchased through our Co-Op Patios, initially in Manzanillo and Sinaloa, with similar operations to follow in Sonora and Lazaro Cardenas.  Thereafter, we aim to finalize the relevant mining and environmental approvals required to begin mining activities on our properties with a goal of regular monthly production in the fourth quarter of 2011.

Within IMG Chile, we aim to develop our four existing iron ore Clusters, in order of initial emphasis, Atacama, Coquimbo and Antofagasta, to grow monthly production and export rates such that we utilize all available port loading capacity.  Shortly thereafter, we aim to begin the execution of a port development and expansion initiative with financial and technical support pledged by our Chinese partners and additional financing planned to be sourced through our existing and future institutional investment partners.  We aim to begin production on our Atacama Desert Iron Ore Mine project with the construction of a pilot mineral separation plant in the second half of 2011.

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

During the remainder of 2011 and into 2012, we look to guide Iron Mining Group through the following key milestones:

•	Close equipment credit lines and follow-on equity financing transactions as necessary to achieve established production goals;

•	Complete exploration and enter exploitation (commercial production) for all current projects with the goal of regular monthly iron ore exports from each of our seven (7) initial iron ore Clusters;

•	Make additional strategic acquisitions in both Mexico and Chile to fuel the growth in each of IMG’s seven current Latin American iron ore Clusters;

•	Successful growth of IMG Iron Ore Trading by successfully exporting iron ore from OroGrande Iron Ore Company, LLC and the execution of additional long term iron ore supply agreements; and

•	Submit application for listing of the Company’s common stock on the NYSE Amex Exchange.

We plan to raise a minimum of USD $10 million in new capital into the Company through a Regulation D private placement offering, which we launched on May 15, 2011.  The Company is hopeful to secure additional financial and operational resources from our Chinese steel group and institutional investment partners.  Their involvement and endorsement further confirms our belief that the Company is in the right market, at the right time, and has assembled a strong portfolio of iron ore properties.

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

Results of Operations

For the quarter ended March 31, 2011, we had revenue of $7,201.  Total expenses related to the development of our iron ore business for the year ended March 31, 2011, totaled $2,129,333 and a non-controlling interest allocation of $4,122, resulting in a loss of $2,125,211.  Total expenses of $2,129,333 for the period consisted of $250,374 for general and administrative expenses, $222,505 for investment banking expense, $240,322 for executive management compensation, $13,235 for rent expense, $1,564 for depreciation expense.  Additionally, we had interest income of $152, and a loss on foreign exchange of $564 and interest expense of $1,444,122, consisting of interest to related parties of $64,836, non-related parties of $126,000 and interest expense of $1,253,286 related to debt discount for the quarter ended March 31, 2011.

For the quarter ended March 31, 2011, we had no iron ore mining related revenue.  Total expenses for the quarter ended March 31, 2010, totaled $110,012 resulting in an operating loss of $110,012.  Total expenses of $110,012 for the period consisted of $59,680 for executive compensation, $35,511 for general and administrative expenses, $725 for depreciation expense, and $14,097 for rent expense.

For the quarter ended March 31, 2010, we accounted for the merchant banking and consulting divestiture as “discontinued operations.”  We recorded a net gain on discontinued operations of $183,563.

As a result of the above, our consolidated net loss attributable to common shareholders, including discontinued operations and Allocation to non-controlling interest, for the quarter ended March 31, 2011 was $2,125,211, as compared to a consolidated net income of $73,551 for the quarter ended March 31, 2010.

Liquidity and Financial Condition

As of March 31, 2011, we had $1,892,048 in cash, $2,032,846 in total current assets and $5,630,663 in total current liabilities including a non-cash derivative liability of $2,594,296, which can be eliminated once we file a registration statement for the warrants issued pursuant to our December 20, 2010 bridge loan.  As of March 31, 2011, our current liabilities exceeded our current assets by $3,597,817, including the derivative liability and $1,003,521 not including the derivative liability.

Also, on March 31, 2011, we had recorded $1,646,985 of long-term liabilities from discontinued operations.

We believe we can satisfy our cash requirements for the next twelve months with our current cash, expected iron ore revenues and continued funding from our majority shareholder, Javalon, S.A. (formerly IMG Stock Holdings). However, completion of our plan of operation is subject to attaining adequate revenue and additional financing.  We cannot assure investors that adequate revenues will be generated.  In the absence of our projected revenues, we may be unable to proceed with our plan of operations.  Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our profit, revenue, and growth goals.

Subsequently, upon entering multiple mine development agreements in Mexico, the Company opened an office and consolidated living space in Manzanillo, Mexico for use by management when in the country.  The Company currently employs ten (10) individuals in Mexico, with additional contractors hired from time to time as necessary to provide specific professional or technical services.

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

Business Combinations

All acquisitions completed by the Company were all accounted for under the purchase method of accounting and, accordingly, their results of operations have been consolidated or combined in the Company’s financial statements since the respective dates of acquisition.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure

Changes in Internal Controls

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

The Company believes that this litigation has no merit and will have no material adverse effect on our financial condition or results of operations.  Otherwise than disclosed above, there are no other actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 30, 2011 that were not otherwise disclosed on a Form 8-K.

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

IRON MINING GROUP, INC.

Date: May 23, 2011	By:	/s/ Garrett K. Krause
Name: Garrett K. Krause
Title: Principal Executive Officer