Form 10-K/A
period 2010-12-31
IRON MINING GROUP, INC.
filed 2011-08-03
CIK 1416712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
295 Madison Ave, 12th Floor New York, NY 10067
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

As of August 2, 2011, the registrant had 91,790,090 shares outstanding of its common stock.

EXPLANATORY NOTE

This amendment (the "Amendment") to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the "Annual Report"), of Iron Mining Group, Inc., is being furnished to (i) revise Item 9A - Controls and Procedures, in order to provide revised disclosure pursuant to Item 307 and 308T of Regulation S-K and (ii) provide revised certifications.  No other items contained in the Annual Report were affected by these changes.  As a result, they have been omitted from this Amendment.

ITEM 9A.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a−15(f) and 15d−15(f) under the Exchange Act.  Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The objective of this assessment is to determine whether our internal control over financial reporting was effective as of December 31, 2010.  Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of December 31, 2010.  Management’s assessment identified the following material weaknesses:

•
As of December 31, 2010, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and the financial reporting requirements of the SEC.

•
As of December 31, 2010, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 15.  Exhibits.

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

IRON MINING GROUP, INC.

Date: August 3, 2011	By:	/s/ Garrett K. Krause
Garrett K. Krause Chief Executive Officer Principal Executive Officer Principal Financial Officer