Form 10-Q/A
period 2011-03-31
IRON MINING GROUP, INC.
filed 2011-08-03
CIK 1416712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q/A

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
Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐     Accelerated Filer ☐    Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐   No ☒

As of August 2, 2011 there were 91,790,090 shares outstanding of the registrant’s common stock.

EXPLANATORY NOTE

This amendment (the “Amendment”) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the “Quarterly Report”), of Iron Mining Group, Inc., is being furnished to (i) revise Item 4 – Controls and Procedures, in order to provide revised disclosure pursuant to Item 307 of Regulation S-K and (ii) provide revised certifications.  No other items contained in the Quarterly Report were affected by these changes.  As a result, they have been omitted from this Amendment.

PART I – FINANCIAL INFORMATION

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“CEO”) and Principal Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure

(b) Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II –OTHER INFORMATION

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
Name: Garrett K. Krause
Title: Chief Executive Officer Principal Executive Officer Principal Financial Officer