Form 10-Q
period 2011-06-30
IRON MINING GROUP, INC.
filed 2011-08-22
CIK 1416712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______

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

As of August 22, 2011, there were 69,790,090 shares outstanding of the registrant’s common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Iron Mining Group, Inc
(A Development Stage Company)
(Formerly WorldVest, Inc.)
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)

Assets

Current assets:
Cash	$30,572	$2,597,486
Prepaid expenses	22,849	12,352
Prepaid deposit - Iron Ore	1,148,826	-
Note receivable	1,284	-
Debt issuance cost	-	281,868
Total current assets	1,203,531	2,891,706

Property and equipment, net of accumulated depreciation	38,363	16,421
Mineral assets	1,686,034	1,686,034

Total Assets	$2,927,928	$4,594,161

Liabilities and Stockholders' (Deficit)

Current Liabilities:
Accounts payable	$98,603	$93,757
Accrued liabilities	62,586	193,755
Accrued payroll and payroll taxes	110,828	117,849
Accrued interest payable	286,112	29,464
Accrued interest payable - related parties	18,064	15,535
Convertible debentures, net of discounts	3,300,000	928,190
Derivative liability	2,603,765	2,601,497
Notes payable - related parties	302,071	406,071
Discontinued operations: accrued interest payable - related parties	133,587	119,680
Total current liabilities	6,915,616	4,505,798

Long-Term Liabilities:
Contingent debt - related to mineral assets	1,040,000	1,040,000
Long-term convertible debenture	100,000	100,000
Long-term note payable - related parties	264,898	249,398
Discontinued operations: long-term note payable - related parties	1,646,985	1,646,985
Total long-term liabilities	3,051,883	3,036,383

Total Liabilities	9,967,499	7,542,181

Commitments and contingencies

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 3,992,000 and no shares issued and outstanding as of June 30, 2011
and 4,000,000 issued and no shares outstanding as of December 31, 2010	3,992	4,000
Common stock, $0.001 par value, 200,000,000 shares
authorized, 91,790,090 and 69,790,090 shares issued and outstanding, respectively as of June 30, 2011 and 91,743,164 and 69,743,164 shares issued and outstanding,
respectively as of December 31, 2010	69,791	69,743
Additional paid-in capital	11,938,673	11,876,886
Common stock issuance for prepaid service	(69,000)	(108,000)
Common stock payable	595,091	259,828
Contingent common stock	22,000	22,000
Debt issuance cost	-	(140,891)
Accumulated (deficit)	(13,843,276)	(13,843,276)
Deficit accumulated during development stage	(6,002,669)	(1,338,383)
Total stockholders' (deficit) before non controlling interest	(7,285,398)	(3,198,093)
Non-controlling interest	245,827	250,073
Total stockholders' (deficit)	(7,039,571)	(2,948,020)

Total liabilities and stockholders' (deficit)	$2,927,928	$4,594,161

See Accompanying Notes to Consolidated Financial Statements

Iron Mining Group, Inc.
(A Development Stage Company)
(Formerly WorldVest, Inc.)
Consolidated Statements of Operations
(Unaudited)

					November 19, 2010
	For the three months ended		For the Six months ended		to
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011
Revenue
Total revenue	$-	$-	$-	$-	$-

Expenses:
Investment banking expense	200,254	-	422,759	-	549,954
Rent expense	2,689	4,826	5,424	18,923	5,424
Rent expense - related party	10,812	-	21,312	-	28,812
Executive management compensation	245,678	51,988	450,000	111,668	452,122
General and administrative expenses	405,924	30,908	656,298	66,419	1,218,283
Derivative expense	9,469	-	2,268	-	104,394
Depreciation expense	2,845	725	4,409	1,449	5,133

Total expenses	877,671	88,446	1,562,470	198,458	2,364,122

Operating loss	(877,671)	(88,446)	(1,562,470)	(198,458)	(2,364,122)

Other income (expense)
Interest expense	(130,648)	-	(256,648)	-	(275,682)
Interest expense - related parties	(66,435)	-	(131,271)	-	(173,119)
Interest expense - debt discount	(1,118,524)	-	(2,371,810)	-	(2,506,571)
Interest Income	278	-	430	-	430
Foreign exchange Gains/Losses	(4,110)	-	(4,674)	-	(4,674)
Total other income/(expense)	(1,319,439)	-	(2,763,973)	-	(2,959,616)

Loss before provision for income taxes	(2,197,110)	(88,446)	(4,326,443)	(198,458)	(5,323,738)

Provision for income taxes	-	-	-	-	-

Loss from continuing operations	(2,197,110)	(88,446)	(4,326,443)	(198,458)	(5,323,738)

Discontinued operations
Income (expense) from operations of discontinued
Consulting business related income	-	70,608	-	367,675	-
Consulting business related expense	-	(105,493)	-	(219,184)	(166,489)
Gain(Loss) on discontinued operations	-	(34,885)	-	148,491	(166,489)

Net loss	$(2,197,110)	$(123,331)	$(4,326,443)	$(49,967)	$(5,490,227)

Allocation to non-controlling interest	124	-	4,246	-	4,246

Net loss attributable to common stockholders	$(2,196,986)	$(123,331)	$(4,322,197)	$(49,967)	$(5,485,981)

Weighted average number of common shares	69,753,717	59,013,275	69,753,717	59,013,275	69,753,717
outstanding - basic and fully diluted

Loss per share- basic and fully diluted
Net (loss) from continuing operations	$(0.03)	$(0.00)	$(0.06)	$(0.00)	$(0.08)
Net (loss) from discontinuing operations	$0.00	$0.00	$0.00	$0.00	$0.00
Net (loss) from continuing and discontinuing operations	$(0.03)	$(0.00)	$(0.06)	$(0.00)	$(0.08)

See Accompanying Notes to Consolidated Financial Statements

Iron Mining Group, Inc
(A Development Stage Company)
(Formerly WorldVest, Inc.)
Consolidated Statement of Stockholders' (Deficit)
(Unaudited)

					Additional	Common Stock Issued for	Common	Contingent	Debt		Deficit Accumulated During		Total
	Common Shares		Preferred Shares		Paid-In	Prepaid	Stock	Common	Issuance	Accumulated	Development	Non-controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Services	Payable	Stock	Cost	(Deficit)	Stage	Interest	(Deficit)

Balance, December 31, 2010	69,743,164	$69,743	4,000,000	$4,000	$11,876,886	$(108,000)	$259,828	$22,000	$(140,891)	$(13,843,276)	$(1,338,383)	$250,073	$(2,948,020)

Issuance of common stock for cash investment on January 21, 2011.	15,625	16			24,984								25,000

Issuance of common stock for cash investment on January 21, 2011.	15,625	16			24,984								25,000

Issuance of common stock for cash investment on January 24, 2011.	3,125	3			4,997								5,000

Conversion of preferred stocks to common stocks on March 21, 2011.	8,000	8	(8,000)	(8)									-

Record of debt issuance cost expense on March 31, 2011.									74,153				74,153

Issuance of common stock for preferred stock dividend on March 31, 2011.							169,212				(169,212)		-

Record of amortization of contractor prepaid on March 31, 2011.						19,500							19,500

Issuance of stock for payment of common stock payable on June 6 2011	4,551	5			6,822		(6,827)						-

Record of amortization of contractor prepaid on June 30, 2011.						19,500							19,500

Record of debt issuance cost expense on June 30, 2011.									66,738				66,738

Issuance of common stock for preferred stock dividend on June 30, 2011.							172,878				(172,878)		-

Net loss for the six months ended June 30, 2011.											(4,322,197)	(4,246)	(4,326,443)

Balance, June 30, 2011	69,790,090	$69,791	3,992,000	$3,992	$11,938,673	$(69,000)	$595,091	$22,000	$-	$(13,843,276)	$(6,002,669)	$245,827	$(7,039,571)

See Accompanying Notes to Consolidated Financial Statements

Iron Mining Group, Inc
(A Development Stage Company)
(Formerly WorldVest, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

			November 19, 2010
	For the Six months ended		to
	June 30,		June 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(4,326,443)	$(49,967)	$(5,490,227)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Depreciation expense	4,409	2,897	5,858
Stock based expenses	-	-	211,308
Derivative liability increase	2,268	-	104,394
Amortization of the warrants and beneficial conversion feature	2,371,810	-	2,506,572
Amortization of debt issuance costs	281,868	-	300,000
Amortization of deferred offering costs	140,891	-	140,891
Amortization of common stocks issued for prepaid contractor	39,000	-	39,000

Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(10,496)	1,859	15,207
(Increase) in employee advances	-	2,250	-
(Increase) in trade receivable	-	(229,148)	-
(Increase) in trade receivable - related parties	-	(100,130)	-
(Increase) in note receivable	(1,284)	-	(1,284)
(Increase) in prepaid deposit - iron ore	(1,148,826)	-	(1,148,826)
Increase in accounts payable	4,846	(20,351)	79,716
(Decrease) in accrued liabilities	(131,169)	-	31,039
(Decrease) in accrued payroll and payroll taxes	(7,021)	3,293	12,294
Increase in accrued interest payable	256,648	-	275,682
Increase in accrued interest payable - related party	2,529	7,009	2,529
Increase in discontinued operations: accrued interest payable - related party	13,907	90,966	17,850
Decrease in receivables	-	-	2,631

Net cash used in operating activities	(2,507,063)	(291,322)	(2,895,365)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral Assets	-	-	(136,859)
Proceeds for notes receivable - related party	-	16,553	-
Purchase of property, plant and equipment	(26,351)	-	(26,351)

Net cash (used in) provided by investing activities	(26,351)	16,553	(163,210)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	-	3,300,000
Proceeds from notes payable - related party	15,500	264,912	15,500
Repayments on notes payable - related party	(104,000)	-	(104,000)
Discontinued operations: proceeds from notes payable - related party	-	27,854	-
Discontinued operations: repayments for notes payable - related party	-	(13,619)	(25,000)
Proceeds from debt issuance cost	-	-	(300,000)
Proceeds from sale of common stock	55,000	-	185,000

Net cash (used in) provided by financing activities	(33,500)	279,148	3,071,500

NET CHANGE IN CASH	(2,566,914)	4,379	12,925

CASH AT BEGINNING OF PERIOD	2,597,486	2,480	17,647

CASH AT END OF PERIOD	$30,572	$6,859	$30,572

SUPPLEMENTAL INFORMATION:
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for prepaid services	$-	$-	$78,000
Common stock or common stock payable issued for preferred stock dividend	$342,089	$-	$523,889
Common stock issued for mineral assets	$-	$-	$32,000
Liability assumed for mineral assets	$-	$-	$1,040,000
Debt discount associated with issuance of warrants and
beneficial conversion feature attached to convertible note	$-	$-	$2,506,572
Non controlling interest assured for mineral assets	$-	$-	$250,073
Derivative liability recognized with issuance of security debenture	$-	$-	$2,506,572

See Accompanying Notes to Consolidated Financial Statements

Iron Mining Group, Inc.
(A Development Stage Company)
(formerly WorldVest, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

Note 1: Description of Business and Summary of Significant Accounting Policies

Description of Business

Iron Mining Group, Inc., formerly WorldVest, Inc., (hereafter “IMG,” “Iron Mining Group” or the “Company”) was organized September 17, 2007, under the laws of the State of Florida, under the name Catalyst Ventures Incorporated.  On July 2, 2009, the Company filed an amendment with the Florida Secretary of State changing the Company’s name to WorldVest, Inc. Subsequently, on October 15, 2010, the Company changed its name again to Iron Mining Group, Inc.  The Company is authorized to issue 200,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001.

The Company is an iron ore mining company, with its focus on the acquisition and development of iron ore mining properties in Chile and Mexico.  On August 27, 2010, Iron Mining Group closed on the acquisition of 100% of CIM Mineral Investors, S.A., a BVI mineral holding company (“CIM Mineral”) that owns 99.9% of Minera Iron Mining Group Chile, Ltda. (formerly Chile Inversiones de Minerales, Ltda.) (“IMG Chile”).  Iron Mining Group amended the terms of the transaction on November 19, 2010.  IMG Chile is considered the Chilean parent operating company for all Iron Mining Group iron ore business in Chile and currently holds a 100% equity interest in the Atacama Desert Iron Ore Mine, a 100% equity interest in the Tocopilla Iron Sands Mine and a 50% equity interest in Cruz Grande, S.A., with an option to acquire another 20%.  On March 31, 2011, the terms were amended and finalized, whereby 32,000,000 shares of Iron Mining Group common stock were issued for the acquisition of CIM Mineral.  22,000,000 of these shares were escrowed and will vest upon successful production and export of 1,000,000 metric tons of iron ore from CIM Mineral’s properties.  Iron Mining Group also owns 99.9% of the outstanding shares of Heirro IMG Mexico, S.A. de CV and 100% of IMG Iron Ore Trading, S.A. a company incorporated in the British Virgin Islands (“BVI”).

In the first six months of 2011, the Company incorporated a wholly-owned operating subsidiary in Mexico under the name of Hierro IMG Mexico, SA de CV, and has signed two letters of intent for iron ore exploration and development joint ventures.

In the first six months of 2011, the Company incorporated IMG Iron Ore Trading, S.A. in the BVI, which will serve as the international trading subsidiary for all iron ore produced in Chile and Mexico.

Development Stage

The Company was in development stage through December 31, 2009.  The 2010 fiscal year was the first year during which the Company was considered an operating company and was no longer in the development stage.  In November 2010, the Company discontinued its operations as a global merchant bank and became focused on building its iron ore mining business and re-entered development stage on November 19, 2010, and is still considered to be in the development stage.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).  Management has included all nominal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented.  Interim results are not necessarily indicative results for a full year.  The information included in this quarterly report on Form 10-Q should be read in conjunction with information included in the Company’s 2010 annual report on Form 10-K.

Iron Mining Group, Inc.
(A Development Stage Company)
(formerly WorldVest, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

Principles of Combination and Consolidation

Financial Accounting Standards Board (“FASB”) ASC 805, “Business Combinations” ASC 805 a “business combination” excludes transfers of net assets or exchanges of equity interests between entities under common control.  ASC 805 also states that transfers of net assets or exchanges of equity interests between entities under common control should be accounted for similar to the pooling-of-interests method (“as-if pooling-of-interests”) in that the entity that receives the net assets or the equity interests initially recognizes the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. Because the Company and WorldVest, LLC and FutureVest were under common control at the time of the acquisitions, the transfer of assets and liabilities of WorldVest, LLC and FutureVest were accounted for at historical cost in a manner similar to a pooling of interests.  For financial accounting purposes, the acquisition was viewed as a change in reporting entity and, as a result, required restatement of the Company’s financial statements for all periods subsequent to June 18, 2009, the date of the transaction and the date at which common control of the Company and WorldVest, LLC and FutureVest by Iron Mining Group, Inc. commenced.  Accordingly, the Company’s consolidated balance sheets as of June 30, 2011 and December 30, 2010, and the consolidated statement of operations, consolidated statement of stockholders’ deficit and consolidated statement of cash flows for the quarter ended June 30, 2011, include Iron Mining Group, Inc. consolidated with the assets of CIM Mineral Investors, S.A. which includes Minera Iron Mining Group Chile, Ltda. and our 50% interest in Cruz Grande, S.A. and Heirro IMG Mexico, S.A. de CV.  As of December 31, 2010, Iron Mining Group transferred the ownership of FutureVest to The WorldVest Fund, S.A. in a related party transaction causing for a gain on the sale of assets of $35,152, so these two entities are no longer part of our consolidating financial statements.

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

Cash and Equivalents

For the purpose of the statement of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were $30,572 and $2,597,486 cash equivalents as of June 30, 2011 and December 31, 2010, respectively.

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
(formerly WorldVest, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

Dividends

During the six months ended June 30, 2011, the Company declared a share dividend of 178,321 common shares with a market value of $342,090 as payment on the Class B Preferred Shares issued as of December 31, 2010.  Some of this dividend has not been issued and is reflected as a balance in the common stock payable equity account.

Loss per common share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the statement of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock.  For the quarter ended June 30, 2011 and 2010, the denominator in the diluted EPS computation is the same as the denominator for basic EPS because the Company had net losses and the 15,475,740 warrants outstanding would have been anti-dilutive.

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

For the six months ended June 30, 2011, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007.  As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.  The Company anticipates incurring additional taxable losses while it completes the development and commercialization of its iron ore mining business.  The Company may in the future become subject to federal, state and city income taxation, though it has not been since its inception.

Iron Mining Group, Inc.
(A Development Stage Company)
(formerly WorldVest, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

Note 1: Description of Business and Summary of Significant Accounting Policies (Continued)

Income Taxes (Continued)

The Company may in the future become subject to federal, state and city income taxation, though it has not been since its inception.

Use of Estimate

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ estimates.

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis in the accompanying balance sheet.  The Company’s financial instruments consist of cash and payables.  The carrying amounts of the Company’s financial instruments approximate their fair values as of June 30, 2011 and December 31, 2010, due to their short-term nature.

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

•
Level 3 – If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2011-02 and believes that none of them will have a material effect on the company’s financial statements, except for the following.

In April 2011, FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met.

For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.  In May 2011, FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, the new guideline is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively.  The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

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

Note 2: Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has accumulated consolidated net losses through June 30, 2011.  The Company’s current liabilities exceed its current assets by $5,712,085 as of June 30, 2011.

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

Management’s plan, in this regard, is to focus its efforts on the development of the current projects within IMG Mexico and IMG Chile to rapidly reach commercial production and export of iron ore against its existing Chinese iron ore off take agreements.  The Company has made prepayments on its first iron ore from junior miners in Mexico and executed a contract to sell 300,000 WMT of 62% finished iron ore.  It anticipates making its first deliveries by September 2011 and complete the full contract by December 31, 2011 whereby it projects profits over $8,000,000 USD.

In addition, the Company recently launched IMG Iron Ore Trading, S.A. as its international iron ore trading company and executed a Put Option Agreement, whereby the OroGrande Iron Ore Company can put to IMG Iron Ore Trading the first 180,000 metric tons through December 31, 2011.  The Company also advanced $400,000 as a prepayment on the first 10,000 MT to be delivered on this agreement.  Additionally, the Company agreed to a permanent assignment of the Installment Contract from OroGrande Iron Ore Company.  With the immediate export and sale of the first 180,000 metric tons of iron ore under the first confirmed put option, IMG will begin generating significant ongoing cash flow to cover all operating expense and fully repay any current debts the company may have incurred and automatically trigger the permanent assignment for the balance of the 5,980,000 metric tons over the 3 year period.

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
(formerly WorldVest, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

Note 3: Mineral Assets and Valuation (Continued)

Javalon, S.A., the Company’s majority stockholder, originally acquired CIM Mineral Investors, S.A. from a group of investors in exchange for equity in Javalon, S.A., which simultaneously transferred 100% ownership of CIM Mineral Investors, S.A., along with the negotiated pass through earn-out performance conditions for a total of 32,000,000 shares of Iron Mining Group common stock.

At this time, the full 22,000,000 shares are issued and held in escrow based on an earn-out provision that provides for release based on 1,000,000 metric tons of iron ore produced and exported from its Chilean iron ore properties.

At this time the Company is in the process of engaging an independent mineral valuation company and an independent business valuation company in order to assist the Company with determining the fair value of the CIM Mineral Investors, S.A. transaction in an attempt to record the proper valuation of its two iron ore assets on the Company’s Financial Statements.  As of December 31, 2010, the Company has preliminarily valued the two Chilean iron ore assets at $32,000, which equates to the par value of the number of shares issued as part of the agreement including the contingent consideration of 22,000,000 escrowed shares pending the earn-out provision.  The Company has placed a fair value of $0 on the 7,500,000 warrants issued as part of the agreement.  During the course of the next year, the Company will take the necessary steps to properly value the transaction.

On November 19, 2010, the Company closed on a third iron ore asset acquisition when it acquired 50% of Cruz Grande, S.A. (“Cruz Grande”) and as part of the transaction, the Company paid $300,000 in cash for 50% of the equity with an option to acquire another 20% for $4,000 subject to payment of a pre-existing contingent debt to the minority shareholder of $1,040,000, which is due within 1 year of successful finalization of environmental approval to begin mining the property.  The transaction also called for the assumption of current liabilities of $1,040,000 owed to shareholders, $200,000 overdue for the royalty buyout agreement and another $67,000 of debts to professional contractors engaged by Cruz Grande.

Cruz Grande currently owns 100% of the Chispita Doradas Mineral Concession in the fourth region of Chile located about 90 km from La Serena.

As of June 30, 2011, Minera Iron Mining Group Chile, Ltda. (“IMG Chile”) and its subsidiary, Cruz Grande, have not commenced revenue or expense operations and through June 30, 2011, hold ownership positions on certain mineral concession assets.  The Company is in the process of completing independent consolidated 2-year historical audit of IMG Chile, which will include its controlling interest in Cruz Grande.

Neither IMG Chile nor Cruz Grande has any historical income.  The companies hold mineral concessions and have not yet commenced operations as of June 30, 2011, and as such, there is no pro-forma financial information to disclose.

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
Notes to Consolidated Financial Statements
(unaudited)

Note 3: Mineral Assets and Valuation (Continued)

In determining this course of action, the Company is relying on the following GAAP accounting policy:

In some situations, all information required to (1) measure the consideration transferred, (2) identify and measure assets acquired and liabilities assumed, (3) measure the non-controlling interest, and (4) calculate goodwill or abargain purchase will not be available on the date of acquisition.  If accounting for the business combination is incomplete as of the end of the first reporting period subsequent to the combination, the financial statements should reflect provisional amounts used to record the transaction.  As information subsequently becomes available, such provisional amounts should be retrospectively adjusted (which may include recognition of additional identifiable assets acquired or liabilities assumed).  The period over which the new or additional information necessary for a final accounting of the business combination is received (or it is determined that the necessary information is not obtainable) is referred to as the measurement period; note, though, that the measurement period may not extend beyond one year from the acquisition date.  Once the measurement period ends, revisions to amounts recorded in the business-combination transaction may be made only to correct an error.

Over the next six months, the Company plans to set up a pilot plant in the Atacama Desert Iron Ore Mine, which will enable the processing and sale of 5,000 MT per month and allow our projection assumptions to be proven out.  Simultaneously, we will continue our JORC compliant drilling efforts in order to further advance our Atacama reserve estimates.  With this pilot plant proving out our assumptions and continued drilling, the independent valuation companies should be able to come to a fair valuation that can be agreed on by the company and its auditors.

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

As of June 30, 2011, the acquisition has been preliminarily recorded on the Company’s financial statements as follows:

June 30, 2011
Issuance of common stock at par value (preliminary valuation)	$32,000
Contingent debt – mineral assets	1,040,000
Non-controlling interest value	245,827
Other debts assumed	107,011
Other mineral investments	256,950
$1,681,788

Note 4: Trade Receivables

During the year of 2010, we provided consulting services to a related party to the Chief Executive Officer in exchange for $103,430 and to non-related parties of $220,000 for a value totaling $323,430.  As of June 30, 2011, we have not received payments on these trade receivables.  However, due to the current financial position of the customer, payments will be recognized as income is received.  These consulting services are part of our discontinuing operations.  As of December 31, 2010 the Company wrote off $323,430 in Trade Receivables.

Iron Mining Group, Inc.
(A Development Stage Company)
(formerly WorldVest, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

Note 5: Property and Equipment

Property and Equipment consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Computer equipment	$19,097	$12,412
Furniture and equipment	12,808	12,809
Truck	19,667	-
Accumulated depreciation	(13,209)	(8,800)
	$38,363	$16,421

During three months ended June 30, 2011 and 2010, the Company recorded depreciation expense of $2,845 and $1,449, respectively. During six months ended June 30, 2011 and 2010, the company recorded depreciation expense of $4,409 and $2,898, respectively.

Note 6: Notes Payable – Related Parties.

Notes payable consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Various Promissory Notes to related parties to the CEO, unsecured, matures December 31, 2012	$264,898	$249,398

Various Promissory Notes to related parties to the CEO, unsecured, matures December 31, 2012. These notes are recorded as part of discontinued operations	1,646,985	1,646,985
Notes payable, related party, unsecured, 12% interest, matures on or before December 31, 2011.	302,071	406,071
	$2,213,954	$2,302,454

During three months ended June 30, 2011 and June 30, 2010, the Company had interest expense of $66,435 and $53,661, respectively, related to all notes payable for to related parties. During six months ended June 30, 2011 and June 30, 2010, the Company had interest expense of $131,271 and $105,075, respectively, related to all notes payable for to related parties.  As of June 30, 2011 and December 31, 2010, the Company had accrued interest for notes payable of $151,651 and $135,215, respectively.

Iron Mining Group, Inc.
(A Development Stage Company)
(formerly WorldVest, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

Note 7: Convertible Debentures, Net of Discounts

Convertible Debentures, net of discounts consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Senior Convertible Short Term Bridge Note Debenture unrelated party, secured, 15% interest, matures on June 20, 2011, balloon payment of principal and accrued interest.	$3,000,000	$3,000,000
Junior Convertible Debenture unrelated party, secured, 15% interest, matures on June 20, 2011, balloon payment of principal and accrued interest.	300,000	300,000
Debt Discount	0	(2,371,810)
	$3,300,000	$928,190

During the three months ended June 30, 2011 and June 30, 2010, the Company had interest expense of $1,246,897 ($128,373 of actual interest and $1,118,524 allocated as interest expense attributed to the fair value of options and warrants issued under Black-Scholes) and $0, respectively, related to all convertible debentures due to unrelated parties.  During the six months ended June 30, 2011 and June 30, 2010, the Company had interest expense of $2,623,933 ($252,123 of actual interest and $2,371,810 allocated as interest expense attributed to the fair value of options and warrants issued under Black-Scholes) and $0, respectively, related to all convertible debentures due to unrelated parties.  As of June 30, 2011 and December 31, 2010, the Company had accrued interest for notes payable of $268,397 and $16,274 respectively.

On December 20, 2010, the Company entered into a short-term convertible debenture agreement with MST Financial, LLC, which syndicated the $3,300,000 financing through 22 separate investors.  The debt is convertible at $2.00 per share but can adjust to a lesser conversion rate if the Company sells shares in the future below $2.00.  The convertible debenture is secured by all of the assets of the Company and its subsidiaries and is subject to registration rights.  The loan bears interest at 15% per annum, with a default interest rate of 17%, and the entire balance of principal and interest is due on one balloon payment upon maturity of the loan on June 16, 2010.  The convertible debenture also granted a total of 3,300,000 warrants.  The warrants have an exercise price of $2.00 and are exercisable for a period of 5 years.

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

Iron Mining Group, Inc.
(A Development Stage Company)
(formerly WorldVest, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

Note 7: Convertible Debentures, Net of Discounts (Continued)

•	Cannot seek additional debt financing from other sources and cannot incur liens;
•	Cannot merger or consolidate with another entity and cannot complete additional acquisitions;
•	Cannot incur capital expenditures exceeding $1.5 million through its subsidiary; and
•	Engage BDO Seidman for the audit of the year ended December 31, 2010.

Additionally, from the commencement of the debt up to 4 years from the first shipment of 30,000 metric tons or more in a single shipment, lenders will receive a royalty of $0.10 per metric ton per each $100,000 of portion thereof of the debt, on all iron ore shipped by the Company or any of its subsidiaries or affiliates from Chile to Mexico.  This royalty payment will continue and survive any repayment of the loan.

As of December 20, 2010, the Company has recorded a debt issuance cost of $300,000, which was paid through the issuance of a $300,000 Junior Convertible Debenture along with a $149,954 debt issuance cost that was paid in commons stock and warrants.  As of June 30, 2011, the Company has amortized $133,516 and has current balance of $0 and also amortized $66,738 leaving a current negative equity balance of $0.  The Company will amortize this combined debt issuance cost through June 20, 2011.

At this time all the senior secured convertible debenture notes were due on June 16, 2011 and are currently in default and the company is working to make payment on all senior secured notes. (See Litigation Note 16)

Note 8: Derivative Liabilities

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

The derivative liabilities were valued using the Black-Scholes valuation techniques with the following assumptions:

	December 20, 2010 (Issuance date)	June 30, 2011 (Re-measurement)
Conversion feature of Convertible Debenture:
Risk-free interest rate	1.99%	1.76%
Expected volatility	92%	98%
Expected life (in years)	2.5 years	2.085 years
Expected dividend yield	-	-

Fair Value:
Conversion feature	$815,509	$905,355
Warrants	$1,691,063	$1,698,409

Iron Mining Group, Inc.
(A Development Stage Company)
(formerly WorldVest, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

Note 9: Accrued Liabilities

As of June 30, 2011, the Company had a balance of $35,881 of accrued liabilities owed to employees for reimbursement of expenses.

Note 10: Long-Term Convertible Debentures

Convertible Long Term Debentures consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Convertible Long Term Debenture unrelated party, secured, 9% interest, matures on December 31, 2012, balloon payment of principal. PIK interest paid quarterly.	$100,000	$100,000
	$100,000	$100,000

During the three months ended June 30, 2011 and June 30, 2010, the Company had interest expense of $2,275 and $0, respectively, related to all convertible debentures due to unrelated parties while during the six months ended June 30, 2011 and June 30, 2010, the Company had interest expense of $4,525 and $0, respectively, related to all convertible debentures due to unrelated parties. As of June 30, 2011 and December 31, 2010, the Company had accrued interest for notes payable of $6,103 and $1,578, respectively.

Note 11: Preferred Shares

On December 31, 2009, the Company came to agreement with WorldVest Equity, Inc. to convert its $6,000,000 9% Convertible Debenture into 4,000,000 newly issued Series B Preferred Shares, each convertible into one share of common stock, which continue to pay a 9% PIK “Paid in Kind” Dividend through December 31, 2013 and 1,000,000 new Series C non-equity Preferred Shares that carry 100 common stock votes for each share issued.  All shares were issued to WorldVest Equity, Inc. and transferred to Alexis WV Investors, LLC.

On December 10, 2011, the 1,000,000 Series C non-equity Preferred Shares were cancelled and returned to the Company’s treasury.

On March 24, 2011, 8000 shares of Series B Preferred Shares were converted into common stocks leaving the total of 3,992,000 as of June 30, 2011.

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
(unaudited)

Note 12: Related Party Transactions (Continued)

On December 31, 2009, WorldVest Equity, Inc. agreed to convert its $6,000,000 Convertible Debenture into 4,000,000 9% Series B Preferred Shares and 1,000,000 Series C Preferred Shares that carry no equity but have 100 common share votes for each share issued.

On May 6, 2011, IMG signed a put option agreement with OroGrande Iron Ore Company, LLC to acquire 180,000 metric tons of iron ore and an assignment for a three-year installment contract for up to 5,940,000 metric tons of iron ore over a three year period.  OroGrande is 100% owned by Javalon, the majority shareholder of Iron Mining Group, and is managed by Garrett K. Krause, the Company’s Chief Executive Officer.

The Company pays $3,500 per month to the Chief Executive Officer for partial rent of personal property, which is used as office location for its Los Angeles offices.  This is a month-to-month rental agreement until the Company set ups its own offices in Los Angeles.

On December 31, 2009, WorldVest Equity agreed to acquire $107,106 in notes receivable from FaceKoo Limited in payment of accrued interest owed and notes payable owed by FutureVest Management (Shenyang) Co. Ltd.   This transaction provides for no future recourse to FutureVest Management (Shenyang) Co. Ltd or its parent company, Iron Mining Group, Inc.

On December 31, 2009, Corporate Capital Group, LLC agreed to acquire the 20% equity shares in Ascher Decision Services, Inc., plus $9,499 in current notes receivable owed by Ascher Decision Services, Inc. for a total amount of $21,499, which was applied against the notes payable owed to Corporate Capital Group by the Company.

Note 13: Equity

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

Note 13: Equity (Continued)

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

On August 27, 2010 (amended on November 19, 2010 and further amended and finalized on June 30, 2011), the Company agreed to acquire 100% of CIM Mineral Investors, S.A., which holds 99.9% equity in Mineral Iron Mining Group Chile, Ltda. from IMG Stock Holdings SA.  This transaction originally closed on November 19, 2010.  The final terms of the transaction included payment of 32,000,000 shares and 7,500,000 warrants with 22,000,000 of the 32,000,000 shares are held in escrow pursuant to a performance based earn-out provision.  Simultaneous to this transaction, IMG Stock Holdings, S.A. dba Javalon acquired CIM Mineral Investors, S.A. from a group of investors with the same performance based provisions, which was passed through to the Company.

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

On October 25, 2010, the Company issued 183,780 shares to interest holders of Alexis WV Investors, LLC as payment against the common stock payable of $284,544 on December 31, 2009.

On October 27, 2010, the Company issued 155,942 shares to interest holders of Alexis WV Investors, LLC as payment against the common stock payable of $284,544 on December 31, 2009.

On October 29, 2010 and November 8. 2010 the Company issued 62,500 shares and 31,250 shares to an investor for gross proceeds of $100,000 and $50,000 respectively.

On November 8, 2010, the Company issued 31,250 shares to an investor for gross proceeds of $50,000.

On November 17, 2010, the Company issued 15,000 shares to a consulting firm and recorded $30,000 as prepaid deposit for future services. The shares were valued based on the fair value of the common stock.

On November 19, 2010, the Company issued 32,000,000 shares for the acquisition of CIM Mineral Investors, S.A. whereby the company 22,000,000 of these shares in escrow based acquisition based earn-out provision

Iron Mining Group, Inc.
(A Development Stage Company)
(formerly WorldVest, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

Note 13: Equity (Continued)

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

On January 21, 2011, the Company issued 31,250 shares of common stock to an investor for gross proceeds of $50,000.

On January 24, 2011, the Company issued 3,125 shares of common stock to an investor for gross proceeds of $5,000.

On March 24, 2011, 8,000 shares of Class B Preferred Shares were converted into 8,000 shares of common stock.

On March 31, 2011, the Company agreed to pay 88,747 common shares as part of the preferred stock dividend paid on the Class B Preferred Shares for a total amount of $169,212 based on the average stock price for the quarter of $1.91 per share.  The $169,212 has increased the commons stock payable account.

On June 6, 2011, the Company issued 4,551 shares to interest holders of Alexis WV Investors, LLC as payment against the common stock payable of $284,544 on December 31, 2009.

On June 30, 2011, the Company agreed to pay 89,574 common shares as part of the preferred stock dividend paid on the Class B Preferred Shares for a total amount of $172,818 based on the average stock price for the quarter of $1.93 per share.  The $172,818 has increased the commons stock payable account.

Note 14: Warrants

The following is a summary of the status of all of the Company’s stock warrants as of June 30, 2011 and changes during the quarter ended on that date:

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2010	4,167,615	$3.00
Granted	11,273,750	3.20
Exercised	-	0.00
Cancelled	-	0.00
Outstanding at December 31, 2010	15,441,365	$3.15
Granted	34,375	2.75
Exercised	-	0.00
Cancelled	-	0.00
Outstanding at June 30, 2011	15,475,740	$3.15

Warrants exercisable at June 30, 2011	15,475,740	$3.15
Warrants exercisable at December 31, 2010	15,441,365	$3.15

Iron Mining Group, Inc.
(A Development Stage Company)
(formerly WorldVest, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

Note 14: Warrants (Continued)

The following tables summarize information about stock warrants outstanding and exercisable at June 30, 2011:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
$2.00	5,050,000	5.51	$2.00
$2.75	258,125	3.00	$2.65
$3.00	4,167,615	3.00	$3.00
$3.50	3,000,000	6.89	$3.50
$5.00	3,000,000	6.89	$5.00
	15,475,740	5.33	$3.16

Note 15: Commitments and Contingencies

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims.  Such matters can be subject to many uncertainties, and outcomes are not predictable with assurance.  As of June 30, 2011, the Company is a defendant in a lawsuit with Mr. Sterling Pardoe McGregor as described in Item 3 of its recent annual report on Form 10-K and has not provided for any such contingencies, accordingly.

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

On March 31, 2011, IMG signed a Letter of Intent to acquire 50% of an Iron Ore mine located in the State of Sonora, Mexico.  At this time, IMG is doing its due diligence on the project prior to closing of such transaction.  This deal was subsequently cancelled by the Company and no further action has commenced.

On April 18, 2011, IMG incorporated a wholly owned Mexican subsidiary under the name of Hierro IMG Mexico, S.A and through this company IMG will conduct iron ore business throughout Mexico.

On May 6, 2011, IMG signed a put option agreement with OroGrande Iron Ore Company, LLC to acquire 180,000 MT of iron ore and an assignment for a three-year installment contract for up to 5,940,000 Metric Tons of iron ore over a 3-year period.  This was filed in an 8K on May 12, 2011.  OroGrande owned by Javalon the majority shareholder of Iron Mining Group, Inc. is managed by Garrett K. Krause who is the current CEO of Iron Mining Group, Inc.

On May 12, 2011, IMG signed an exclusive iron ore development agreement with Minera BarraNava, whereby IMG Mexico has secured the exclusive rights to explore the El Triangulo and La Zorra I & II Mineral Concessions for iron ore.  This Agreement has been cancelled as we did not find sufficient iron ore to justify moving forward.

On May 20, 2011, IMG agreed to buy 300,000 MT of Iron Ore from Minera BarraNava for $80 per DMT and advance Minera BarraNava up to MXN 9,000,000 Pesos (USD $710,000) pursuant to an advance payment against Iron Ore.  This advance is fully secured by a loan agreement from Minera BarraNava to Iron Mining Group, Inc.

Iron Mining Group, Inc.
(A Development Stage Company)
(formerly WorldVest, Inc.)
Notes to Consolidated Financial Statements
(unaudited)

Note 15: Commitments and Contingencies (Continued)

On June 22, 2011, IMG announced that, through its wholly-owned subsidiary IMG Iron Ore Trading, S.A. ("IMG Trading"), it has agreed to an Iron Ore Sales Contract for 300,000 metric tons ("MT") of minimum 63 percent Fe iron ore to be delivered on FOB terms to the port of Manzanillo, Mexico (the “Contract”).  The Company’s counter-party to this contract is a leading global physical commodities company that completed nearly $80 billion worth of commodities transactions in 2010. Per the Contract, delivery of the initial 100,000 MT is due before August 31, 2011, with the balance of 200,000 MT due before December 31, 2011.

Note 16: Current Litigation

On October 15, 2010, the Company was served a compliant by plaintiff Mr. Sterling Pardoe McGregor, individually, for a wrongful termination of employment by a former contract consultant of a related entity to the Company, with additional claims of trading losses of an account that was not related to the Company, but associated by related parties and contracts. The plaintiff filed the complaint in Superior Court of California, County of Los Angeles, Central District. Private Placement Exchange Services, Inc. defined Benefit Pension Plan was named as an additional secondary plaintiff.  The Company believes that this lawsuit has no basis and at no time was the contactor every contracted, paid or associated with the Company, but was associated as a contractor with other WorldVest branded entities and as such, has added the Company as a defendant.  The Company plans to rigorously defend itself against this claim and is considering filing a counterclaim against the plaintiffs.  The Company believes that this litigation has no merit and will have no material adverse effect on our financial condition or results of operations.

On July 15, 2011, as amended on August 15, 2011, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, against MST Financial, LLC (“MST”), Globe Specialty Metals, Inc., Marco International Corporation, Sunrise Securities Corp., Alan Kestenbaum and Nathan Low (collectively, the “Defendants”).  The Company claimed, inter alia, bad faith conduct on the part of the Defendants in certain business dealings between the Company and the Defendants.  Specifically, the Company made certain claims against all or certain of the Defendants including (i) fraud/fraudulent inducement, (ii) negligent misrepresentation, (iii) breach of fiduciary duty, (iv) breach of covenant of good faith and fair dealing, (v) breach of royalty agreement, (vi) unfair competition, (vii) promissory estoppel, (viii) unjust enrichment, (ix) prima facie tort, and (x) injunction.

On August 16, 2011, the Company became aware of a complaint filed against it by MST in the Supreme Court of the State of New York, County of New York, to recover the balance of principal, interest, charges, costs, expenses, fees and other indemnities alleged to be owed under that certain secured loan agreement, dated December 20, 2010, by and among MST, as collateral agent, and the lenders identified therein (the “Lenders”), pursuant to which the Lenders advanced an aggregate principal amount of $3,300,000 to the Company.  Specifically, the complaint makes certain claims against the Company and/or certain other defendants named therein, including (i) non-payment of notes, (ii) replevin, (iii) turnover, (iv) injunction, (v) fraudulent conveyance, (vi) indemnification, and (vii) conversion.

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

Note 17: Subsequent Events

There are no subsequent events for the company other than noted in Note 16.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and plan of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report.  Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements.”  Forward-looking statements may also be made in the Company’s other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and in other documents.  In addition, from time to time, the Company, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  The Company undertakes no obligation to update or revise any forward-looking statements.

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

We believe that we have an opportunity, in both Mexico and Chile, to cement our position as a significant market participant in these next big global iron ore producing countries.  In the near term, we remain highly focused on generating continued cash flow and subsequent earnings growth through the purchase and sale minerals from Mexico.  In parallel, over the next twelve 12 months, we plan to continue developing our existing Chile mine development projects in both markets toward commercial production, while also acquiring additional strategic iron ore assets with the consolidated goal of maximizing both earnings per share and the net asset value of our investment portfolio.

Currently, due to differences in market regulatory environments and project financing requirements, we believe that we will be able to ship iron ore from Mexico a shorter timeline than those in Chile.  The Chilean market remains an integral component of the long term value proposition of IMG, however based both on the identification of competing opportunities in other markets as well as differences in the regulatory processes in Chile’s market, its emphasis and development timeline have been adjusted accordingly.  We are confident that this modification will prove highly beneficial to the Company and its shareholders.

Within the newly launched IMG Iron Ore Trading, we aim to leverage our extensive Chinese off-take agreements in order to sign long term exclusive supply agreements from junior miners not only located in Mexico and Chile.  This trading subsidiary will allow us to create immediate trading revenue in Mexico as we have signed a 300,000 WMT FOB sales contract to be completed by December 31, 2011 with initial deliveries by September 2011.

In addition, we look to complete the purchase and export of the initial 180,000 MT that we will receive from our OroGrande put agreement which is also expected to produce revenues for the Company.

Within IMG Mexico, we aim continued development, to grow monthly production and export rates to utilize all available port loading capacity.  At this time we have begun buying and selling iron ore and are generating initial revenues from this business.

Within IMG Chile, we aim to begin production on our Atacama Desert Iron Ore Mine project with the construction of a pilot mineral separation plant in early 2012 with planned growth in monthly production and exports through the two current minerals loading ports in the region.

Assuming successful execution and refinement of this preliminary mining plan, we aim to ramp to full-scale commercial production initially of 100,000 metric tons per month in early 2012.  Simultaneously, we aim to continue the application process for obtaining marine concessions for each of our current ocean iron sands mining projects, the La Serena Iron Sands mine in the Coquimbo Cluster and the Tocopilla Iron Sands Mine in the Antofagasta Cluster.  Upon the granting of these concessions, estimated to occur in early 2012, we aim to install specialized wet magnetic separation machinery provided by our Chinese partners and begin initial commercial production initially from each of these projects by the first quarter of 2013.

Furthermore, we aim to complete negotiations currently underway with additional mine acquisition and joint venture targets in both Mexico and Chile during the coming months, increasing our portfolio iron ore deposits with the goal of delivering ever-increasing monthly quantities of iron ore against our current maximum monthly offtake contracts, established by our initial two Chinese off take agreements.  Finally, we aim to complete comprehensive JORC-compliant geological studies on each of our portfolio properties to prove existing mineral resources and enable us to book the full value of these assets on our Company’s balance sheet.

During the remainder of 2011 and into 2012, we look to guide Iron Mining Group through the following key milestones:

•	Complete full repayment of all $3,300,000 senior bridge loans that were due on June 16, 2011 and are currently in default.

•	Close equipment credit lines and follow-on equity financing transactions as necessary to achieve established production goals;

•	Complete exploration and enter exploitation (commercial production) for all current projects with the goal of regular monthly iron ore exports against our contracts.

•	Make additional strategic acquisitions in both Mexico and Chile.

•	Successful growth of IMG Iron Ore Trading by successfully exporting the first 180,000 MT of iron ore contacted from OroGrande Iron Ore Company, LLC

•	Successful completion and delivery of 300,000 WMT FOB iron ore contract signed in June 2010 with supply secured from Minera BarraNava by December 31, 2011.

At this time we plan to raise USD $5 million in new working capital into the Company through a Regulation D private placement offering.  The Company is hopeful to secure additional financial and operational resources from our Chinese steel group, institutional investment partners and will receive additional funding from its majority shareholder, Javalon, S.A.   Their involvement and endorsement further confirms our belief that the Company is in the right market, at the right time, and has assembled a strong portfolio of iron ore properties.

Results of Operations

For the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

For the three months ended June 30, 2011, we had revenue of $0.  Total expenses related to the development of our iron ore business for the three months ended June 30, 2011, totaled $2,197,110 and a non-controlling interest allocation of $124, resulting in a loss of $2,196,986.  Total expenses of $877,671 for the period consisted of $405,924 for general and administrative expenses, $200,254 for investment banking expense, $245,678 for executive management compensation, $13,501 for rent expense, $2,845 for depreciation expense and $9,469 for derivative expense. Additionally, we had interest income of $278, and a loss on foreign exchange of $4,110 and interest expense of $1,315,607, consisting of interest to related parties of $66,435, non-related parties of $130,648 and interest expense of $1,118,524 related to debt discount for the three months ended June 30, 2011.

For the three months ended June 30, 2010, we had no iron ore mining related revenue.  Total expenses for the three months ended June 30, 2010, totaled $88,446 resulting in an operating loss of $88,446.  Total expenses of $88,446 for the period consisted of $51,988 for executive compensation, $30,908 for general and administrative expenses, $725 for depreciation expense, and $4,826 for rent expense.

For the three months ended June 30, 2010, we accounted for the merchant banking and consulting divestiture as “discontinued operations.”  We recorded a net loss on discontinued operations of $34,885.

As a result of the above, our consolidated net loss attributable to common shareholders, including discontinued operations and Allocation to non-controlling interest, for the three months ended June 30, 2011 was $2,196,986, as compared to a consolidated net loss of $123,331 for the three months ended June 30, 2010.

For the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

For the six months ended June 30, 2011, we had revenue of $0.  Total expenses related to the development of our iron ore business for the six months ended June 30, 2011, totaled $ $4,326,443 and a non-controlling interest allocation of $4,246, resulting in a loss of $4,322,197.  Total expenses of $1,562,470 for the period consisted of $656,298 for general and administrative expenses, $422,759 for investment banking expense, $450,000 for executive management compensation, $26,736 for rent expense, $4,409 for depreciation expense and $2,268 for derivative expense.  Additionally, we had interest income of $430, and a loss on foreign exchange of $4,674 and interest expense of $2,759,729, consisting of interest to related parties of $131,271, non-related parties of $256,648 and interest expense of $2,371,810 related to debt discount for the six months ended June 30, 2011.

For the six months ended June 30, 2010, we had no iron ore mining related revenue.  Total expenses for the six months ended June 30, 2010, totaled $198,458 resulting in an operating loss of $198,458.  Total expenses of $198,458 for the period consisted of $111,668 for executive compensation, $66,419 for general and administrative expenses, $1,449 for depreciation expense, and $18,923 for rent expense.

For the six months ended June 30, 2010, we accounted for the merchant banking and consulting divestiture as “discontinued operations.”  We recorded a net gain on discontinued operations of $148,491.

As a result of the above, our consolidated net loss attributable to common shareholders, including discontinued operations and Allocation to non-controlling interest, for the six months ended June 30, 2011 was $4,322,197, as compared to a consolidated net loss of $49,967 for the six months ended June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2011, we had $30,572 in cash, $1,203,531 in total current assets and $6,915,616 in total current liabilities including a non-cash derivative liability of $2,603,765, which can be eliminated once we file a registration statement for the warrants issued pursuant to our December 20, 2010 bridge loan. As of June 30, 2011, our current liabilities exceeded our current assets by $5,712,085, including the derivative liability and $3,108,320 not including the derivative liability.

Also, on June 30, 2011, we had recorded $1,646,985 of long-term liabilities from discontinued operations.

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

As reported in the Company’s Current Report on Form 8-K, dated December 27, 2010, the Company received convertible financing of $3,300,000 to be used for the development of our existing and targeted iron ore projects in Chile and Mexico.  At this time we have used this money for ongoing working capital and business development in both Chile and Mexico and have made advance payments in excess of $1,200,000 against iron ore to be delivered in the coming months.

On June 21, 2011, the Company, through its newly formed subsidiary IMG Iron Ore Trading, S.A. signed a contract to sell 300,000 MT of Iron Ore on a FOB basis to be delivered by December 31, 2011.  It is anticipated that the contract should provide over $6,000,000 of net profits, which the Company believes will be sufficient to satisfy 100% of our senior secured notes, currently in default, along with all other Company unsecured debt obligations.  The Company signed a contract with Minera BarraNava for delivery 300,000 MT of iron ore through December 31, 2011.  The Company has made certain advance payments to guaranty delivery and will use the current credit along with the advance payments on the FOB contract to successfully delivery all 300,000 MT without needing any further capital.

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

Revenue recognition

In August 2011, the Company started receiving revenue through the buying and selling of iron ore in Mexico and at this time the Company anticipates deliveries 300,000 WMT contact signed in June of 2011.  Revenue will be recognized at the time we deliver the iron ore to the client at his delivery patio in Mexico.

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

In April 2011, FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

In May 2011, FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, the new guideline is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

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

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On October 15, 2010, the Company was served a compliant by plaintiff Mr. Sterling Pardoe McGregor, individually, for a wrongful termination of employment by a former contract consultant of a related entity to the Company, with additional claims of trading losses of an account that was not related to the Company, but associated by related parties and contracts. The plaintiff filed the complaint in Superior Court of California, County of Los Angeles, Central District. Private Placement Exchange Services, Inc. defined Benefit Pension Plan was named as an additional secondary plaintiff.  The Company believes that this lawsuit has no basis and at no time was the contactor every contracted, paid or associated with the Company, but was associated as a contractor with other WorldVest branded entities and as such, has added the Company as a defendant.  The Company plans to rigorously defend itself against this claim and is considering filing a counterclaim against the plaintiffs.  The Company believes that this litigation has no merit and will have no material adverse effect on our financial condition or results of operations.

On July 15, 2011, as amended on August 15, 2011, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, against MST Financial, LLC (“MST”), Globe Specialty Metals, Inc., Marco International Corporation, Sunrise Securities Corp., Alan Kestenbaum and Nathan Low (collectively, the “Defendants”).  The Company claimed, inter alia, bad faith conduct on the part of the Defendants in certain business dealings between the Company and the Defendants.  Specifically, the Company made certain claims against all or certain of the Defendants including (i) fraud/fraudulent inducement, (ii) negligent misrepresentation, (iii) breach of fiduciary duty, (iv) breach of covenant of good faith and fair dealing, (v) breach of royalty agreement, (vi) unfair competition, (vii) promissory estoppel, (viii) unjust enrichment, (ix) prima facie tort, and (x) injunction.

On August 16, 2011, the Company became aware of a complaint filed against it by MST in the Supreme Court of the State of New York, County of New York, to recover the balance of principal, interest, charges, costs, expenses, fees and other indemnities alleged to be owed under that certain secured loan agreement, dated December 20, 2010, by and among MST, as collateral agent, and the lenders identified therein (the “Lenders”), pursuant to which the Lenders advanced an aggregate principal amount of $3,300,000 to the Company.  Specifically, the complaint makes certain claims against the Company and/or certain other defendants named therein, including (i) non-payment of notes, (ii) replevin, (iii) turnover, (iv) injunction, (v) fraudulent conveyance, (vi) indemnification, and (vii) conversion.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2011, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

On June 16, 2011, the Company defaulted on $3,300,000 of senior and junior secured notes to 21 investors due to the inability for the Company to (i) secure and close expected equity financing from one of the investors in the syndicate and (ii) generate enough revenue before the original six month time requirement had elapsed, as per the loan agreement.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Purchase Contract, dated June 21, 2011

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRON MINING GROUP, INC.

Date: August 22, 2011	By:	/s/ Garrett K. Krause
		Name:	Garrett K. Krause
		Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)