Form 10-Q/A
period 2011-06-30
IRON MINING GROUP, INC.
filed 2011-09-14
CIK 1416712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

As of September 14, 2011, there were 69,790,090 shares outstanding of the registrant’s common stock.

EXPLANATORY NOTE

The purpose of this Amendment No.1 (the “Amendment”) to Iron Mining Group, Inc.’s (the “Company”) quarterly report on Form 10-Q for the period ended June 30, 2011, originally filed with the U.S. Securities and Exchange Commission on August 22, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made in this Amendment to the Form 10-Q.  This Amendment speaks as of the original date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S–T, the interactive data files on Exhibit 101 attached hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits.

Exhibit No.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRON MINING GROUP, INC.

Date: September 14, 2011	By:	/s/ Garrett K. Krause
		Name:	Garrett K. Krause
		Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)