Form 10-Q/A
period 2011-06-30
IRON MINING GROUP, INC.
filed 2011-10-31
CIK 1416712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011
or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐   No ☒

As of October 28, 2011, there were 91,900,964 shares outstanding of the registrant’s common stock.

EXPLANATORY NOTE

The purpose of this Amendment No. 2 (the “Amendment”) to Iron Mining Group, Inc.’s (the “Company”) quarterly report on Form 10-Q for the period ended June 30, 2011, originally filed with the U.S. Securities and Exchange Commission on August 22, 2011, and subsequently amended on September 14, 2011 (the “Form 10-Q”), is to furnish a true and complete version of the purchase agreement (the “Agreement”) previously filed as Exhibit 10.1 on the Form 10-Q.  The Company originally applied for confidential treatment as to certain terms contained in the Agreement.  The Company has withdrawn its request for confidential treatment and as such is filing the full text of the Agreement as Exhibit 10.1 hereto.  No other changes have been made in this Amendment to the Form 10-Q.  This Amendment speaks as of the original date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Purchase Agreement, dated June 21, 2011, by and among Iron Mining Group, Inc., IMG Iron Ore Trading S.A. and Trafigura Beheer B.V.*

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRON MINING GROUP, INC.

Date: October 28, 2011	By:	/s/ Garrett K. Krause
Garrett K. Krause
Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer)